Form 10-K
period 1994-01-29
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1994-04-29
CIK 821139

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------


       FOR THE FISCAL YEAR ENDED                          COMMISSION FILE NUMBER
            JANUARY 29, 1994                                      0-16404


                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)


                        DELAWARE                                13-3408704
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                 Identification No.)
             301 BLAIR ROAD, P. O. BOX 5301                      07095-0915
                     WOODBRIDGE, NJ                              (Zip Code)
        (Address of principal executive office)


                                  908-499-3000
              (Registrant's telephone number, including area code)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
            $3.52 CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK
                                (Title of Class)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X       NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 1, 1994.

     There were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

     Documents Incorporated by Reference:  None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    1 of 97

                                     PART I

ITEM 1. BUSINESS*

     Registrant was incorporated in the State of Delaware in April 1987 as SMG Holdings Corporation. Subsequently, registrant's name was changed to Supermarkets General Holdings Corporation (the "Company"). The Company acquired Supermarkets General Corporation ("Old Supermarkets"), in October 1987 (the "Acquisition"). References to the Company in this Report refer to the Company and its subsidiaries on a consolidated basis, except where the context requires otherwise.

     In October 1989, Old Supermarkets adopted an amended and restated Plan of Liquidation pursuant to which it was liquidated into three wholly owned subsidiaries of the Company. In November 1989, pursuant to such Plan, Old Supermarkets transferred substantially all of the assets of its Purity Supreme division to two of the three above mentioned wholly owned subsidiaries of the Company, Purity Supreme, Inc. ("Purity") and Li'l Peach Corp. ("Li'l Peach", and together with Purity, the "Purity Operations"), and said subsidiaries assumed substantially all of the liabilities of Old Supermarkets related to such division. Old Supermarkets completed the liquidation just prior to the year ended February 3, 1990 by merging with the third of the above mentioned wholly owned subsidiaries of the Company, which retained the name Supermarkets General Corporation. In connection with the Recapitalization referred to below, Supermarkets General Corporation changed its name to Pathmark Stores, Inc. ("Pathmark").

     On December 17, 1991, the Company completed the sale of the Purity Operations for approximately $257.0 million (as adjusted), including the assumption of certain indebtedness of Purity and Li'l Peach. The Company recognized a loss of $228.0 million on the sale of the Purity Operations. Included in the loss was a write-off of approximately $214.0 million of goodwill related to the Purity Operations. The Company retains a 10% common equity interest in Purity Supreme and a new issue of Purity Supreme exchangeable preferred stock with an aggregate stated value of approximately $18.0 million. These retained investments in Purity Supreme are carried on the Company's books at zero value. Pathmark is contingently liable for certain obligations of the Purity Operations under certain instruments, primarily 60 leases for real property, in the event of default thereunder by the Purity Operations, and is subject to a non-compete agreement with the Purity Operations restricting Pathmark's ability to operate supermarkets in Massachusetts, New Hampshire and part of Connecticut until July, 1994. Prior to the sale of the Purity Operations, three properties of Purity Supreme were transferred to Pathmark. See "Properties".

THE RECAPITALIZATION

     The Company consummated a recapitalization plan (the "Recapitalization") on October 26, 1993. In connection with the Recapitalization, the Company transferred all of the capital stock of Pathmark to PTK Holdings, Inc. ("PTK"), a newly formed, wholly owned subsidiary of the Company. The Recapitalization reduced Pathmark's interest expense and will allow Pathmark to devote its capital to growing its core supermarket and drug store business.

     The Recapitalization involved the following transactions (dollar amounts are as of October 26, 1993):

          The Creation of PTK. The incorporation in the State of Delaware of PTK and the transfer to PTK of all the capital stock of Pathmark. PTK owns 100% of the capital stock of Pathmark and also owns 100% of the capital stock of Plainbridge, Inc., a newly formed Delaware corporation ("Plainbridge"). Pathmark distributed the capital stock of Plainbridge to PTK in the Plainbridge Spin-Off (as defined below).

- ---------------

* Except as otherwise indicated, information contained in this Item is given as of January 29, 1994.

          The Spin-Offs. The contribution by Pathmark to Plainbridge of the Rickel home center business, the warehouse, distribution and transportation operations and the inventory therein that service the Pathmark supermarkets and drug stores and certain other assets and the distribution of the shares of Plainbridge to PTK (the "Plainbridge Spin-Off") and the contribution by Pathmark to Chefmark, Inc., a newly formed Delaware corporation ("Chefmark"), of the Chefmark deli food preparation operations and a related warehouse and a leased banana ripening warehouse and the distribution of the shares of Chefmark to the Company (the "Chefmark Spin-Off", and, together with the Plainbridge Spin-Off, the "Spin-Offs"). In connection with the Plainbridge Spin-Off, Pathmark entered into a logistical services agreement with Plainbridge (the "Logistical Services Agreement") that provides for the continuing supply of merchandise to the Pathmark supermarkets and drug stores and for the provision of warehousing, distribution and logistical services relating to the supply of such merchandise. Pursuant to such agreement, Pathmark directs the purchase of such merchandise and negotiates the terms and conditions of its sale directly with the applicable vendors. For a further description of the terms of the Logistical Services Agreement see "--Business of Pathmark-Logistical Services Agreement". The Company intends to further spin off Plainbridge to its common stockholder within the next year, although there can be no assurance that such spin-off will be consummated. Any such spin-off would require satisfying the dividend restrictions with respect to the Company's $3.52 cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock"), as well as, obtaining consents from various lenders to Plainbridge and PTK.


          New Borrowings. (a) Borrowings by Pathmark from banks of $400.0 million under a new term loan facility (the "Term Loan") and $50 million under a new $175.0 million working capital facility (the "Working Capital Facility", and, together with the Term Loan, the "Bank Credit Agreement").

             (b) The issuance by Pathmark of $440.0 million aggregate principal amount of its 9 5/8% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes").

             (c) The consummation of the offer by Pathmark to exchange (the "11 5/8% Exchange Offer") a new issue of its 11 5/8% Subordinated Notes due 2002 (the "Subordinated Notes") for up to the $200.0 million aggregate principal amount outstanding of the Company's 11 5/8% Subordinated Notes due 2002 (the "Holdings Subordinated Notes") and, in connection with the 11 5/8% Exchange Offer, the solicitation by the Company of consents from the holders of the Holdings Subordinated Notes to certain proposed amendments to delete certain restrictions in the indenture under which the Holdings Subordinated Notes were issued (the "Holdings Subordinated
        Note Indenture") and payment of related consent fees. Holders of over 98% of the outstanding aggregate principal amount of such Notes accepted the 11 5/8% Exchange Offer and consented to the proposed amendments. Accordingly, Pathmark issued $198.5 million of its Subordinated Notes and the Company executed a supplemental indenture to the Holdings Subordinated Note Indenture reflecting the proposed amendments. Approximately $1.5 million aggregate principal amount of Holdings Subordinated Notes not tendered and accepted for exchange in the 11 5/8% Exchange Offer remains outstanding. An equivalent amount of subordinated Intercompany Notes with terms corresponding to the terms of the Holdings Subordinated Notes also remains outstanding.

             (d) The consummation of the offer by Pathmark and the Company (the "12 5/8% Exchange Offer") pursuant to which Pathmark issued $95.8 million aggregate principal amount of its 12 5/8% Subordinated Debentures due 2002 (the "Subordinated Debentures") in exchange for $95.8 million aggregate principal amount of the $415.0 million aggregate principal amount outstanding of the Company's 12 5/8% Subordinated Debentures due 2002 (the "Holdings Subordinated Debentures") held by persons other than certain affiliates of The Equitable Life Assurance Society of the United States (the "Equitable Affiliates"). The Company also purchased $4.2 million aggregate principal amount of such Debentures for cash at a price of 112.125% of the aggregate principal amount thereof, together with accrued interest to the date of purchase (the "Tender Offer", and, together with the 12 5/8% Exchange Offer, the "Tender and Exchange Offer"), solicited consents from all holders of the Holdings Subordinated Debentures to certain proposed amendments to delete certain restrictions in the indenture under which the Holdings Subordinated Debentures were issued (the "Holdings Subordinated Debenture Indenture") and paid related consent fees. Holders of Holdings Subordinated Debentures (other than the Equitable Affiliates) tendered $95.8 million aggregate principal amount of Holdings Subordinated Debentures for Subordinated Debentures pursuant to the Tender and Exchange Offer, and holders representing over 99% of the aggregate outstanding principle amount of the Holdings Subordinated Debentures consented to the proposed amendments. Accordingly, Pathmark issued its Subordinated Debentures and the Company executed a supplemental indenture to the Holdings Subordinated Debenture Indenture reflecting the proposed amendments. In addition, as part of the Recapitalization, the Company also purchased for cash $185.0 million aggregate principal amount of the Holdings Subordinated Debentures from the Equitable Affiliates at the same price offered in the Tender Offer and sold PTK's Exchangeable Guaranteed Debentures due 2003 (the "PTK DIBs") with an issue price of $130.0 million to the Equitable Affiliates in exchange for the remaining $130.0 million of Holdings Subordinated Debentures held by the Equitable Affiliates as described below.

             (e) The issuance (the "Deferred Coupon Notes Offering", and, together with the Senior Subordinated Notes Offering, the "Debt Offerings") by Pathmark of $225.25 million aggregate principal amount at maturity of its Junior Subordinated Deferred Coupon Notes due 2003 (the "Deferred Coupon Notes") at an issue price of $532.74 per $1,000 principal amount at maturity.

             (f) The issuance by PTK to the Company of $130.0 million aggregate principal amount of PTK DIBs that the Company sold to the Equitable Affiliates in a private placement (the "Private Placement") in exchange for $130.0 million aggregate principal amount of the Holdings Subordinated Debentures held by the Equitable Affiliates. The Company also paid in cash to the Equitable Affiliates the Tender Offer premium and consent fees with respect to such Holdings Subordinated Debentures. Such Holdings Subordinated Debentures were cancelled and the related intercompany indebtedness of Pathmark to the Company (the "Intercompany Notes") was forgiven resulting in a $130.0 million capital contribution to the Company.

          Debt Repayment. (a) The repayment of the full amount of indebtedness outstanding under Pathmark's old working capital facility (the "Old Working Capital Facility"), which amounted to $80.0 million at the date of the Recapitalization.

             (b) The payment by Pathmark to the Company of $894.4 million (which reflects that holders of $4.2 million aggregate principal amount of Holdings Subordinated Debentures tendered for cash pursuant to the Tender Offer) of the proceeds from the Debt Offerings and the other borrowings described above and the transfer by Pathmark to the Company of (i) $198.5 million aggregate principal amount of Holdings Subordinated Notes acquired by Pathmark in the 11 5/8% Exchange Offer and (ii) $95.8 million aggregate principal amount of Holdings Subordinated Debentures acquired by Pathmark in the Tender and Exchange Offer in order to retire Intercompany Notes. The Holdings Subordinated Debentures acquired in the Private Placement were also used to retire Intercompany Notes as described above. The Company used the cash proceeds it received (i) to fund the redemptions of the Holdings' 14 1/2% Senior Subordinated Notes due 1997 (the "Holdings Senior Subordinated Notes") and the Holdings' 13 1/8% Junior Subordinated Discount Debentures due 2003 (the "Holdings Discount Debentures"), (ii) to purchase $4.2 million aggregate principal amount of Holdings Subordinated Debentures tendered pursuant to the Tender Offer from holders other than the

        Equitable Affiliates, (iii) to purchase $185.0 million aggregate principal amount of Holdings Subordinated Debentures from the Equitable Affiliates as described above and (iv) to pay consent fees and expenses of the Company related to the Recapitalization.

     The Company believes that if a recapitalization had not been consummated, Pathmark's total capital expenditures would have been limited to $125.0 million over the next three fiscal years and would have resulted in approximately 30 renovations as well as the funding of ongoing projects for Fiscal 1993, which would not have materially altered Pathmark's total selling square footage. Due primarily to such limitation on investment, the Company believes that Pathmark's growth would have been restricted to approximately 0.5% per year if a recapitalization had not been consummated. Improvements in Pathmark's operating results also are significantly dependent upon Pathmark's store expansion and renovation program which in turn depended on a recapitalization. Moreover, without a recapitalization, the Company believes that its interest costs would have exceeded its projected operating earnings resulting in additional losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for a discussion of the basis for such projections and further information on the impact on the Company if a recapitalization had not been consummated.

BUSINESS OF THE COMPANY

     The Company's primary business activity is the management of its interests in Pathmark, Plainbridge and Chefmark. The Company holds all of the capital stock of PTK and all of the capital stock of Chefmark. Through PTK, the Company owns all of the capital stock of Pathmark and Plainbridge.

     The primary business activity of Plainbridge is to operate the Rickel home center business in New Jersey, New York, Pennsylvania and Delaware and the warehouse distribution and transportation operations that service the Pathmark supermarkets and drug stores. Chefmark's primary business is to supply Pathmark will deli food preparation services and merchandise from the banana ripening facility. The Company intends to further spin off Plainbridge to its common stockholders within the next year, although there can be no assurance that such spin-off will be consummated.

BUSINESS OF PATHMARK

     Pathmark is the leading supermarket retailer, based on sales volume, operating under a single trade name in the northeast United States and the thirteenth largest in the United States. At January 29, 1994, Pathmark operated 143 supermarkets, primarily in the New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. At January 29, 1994, Pathmark also operated 33 freestanding drug stores, primarily in the New York City metropolitan area, and 136 pharmacies in its supermarkets, making it one of the leading drug store retailers, based on sales volume, in the northeast United States.

     The following table presents the market area, number of stores and selling and total square footage for Pathmark's supermarkets and drug stores as of January 29, 1994.


                                                                                                 SELLING
                                                                                  NUMBER OF      SQ. FT.    TOTAL SQ. FT.
    TYPE OF STORE                                               MARKET AREA        STORES        (000'S)       (000'S)
- ------------------------------------------------------------  ----------------  -------------  -----------  -------------
Supermarkets and Super Centers(1)...........................  NJ, NY, PA, CT,           143         5,089         7,028
                                                              DE
Drug Stores.................................................  NY, NJ, CT                 33           276           315

- ---------------

(1) Reflects the Company's decision in the second quarter of the fiscal year ended January 29, 1994 ("Fiscal 1993") to close or dispose of five stores (the "Five Stores").

BUSINESS STRATEGY

     Pathmark's business strategy is to increase profitability and market penetration in its existing markets (i) by providing superior value to its customers through its marketing and merchandising programs, (ii) through store openings, enlargements and renovations and (iii) through increased operating efficiencies. In implementing this strategy, Pathmark has used a large-store format to increase operating efficiencies and to expand its offering of higher margin merchandise and services, most notably, perishable products.

Marketing and Merchandising

. Super Center Format. The average Pathmark Super Center is over 50% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. Pathmark expects that its new stores opened during the current and next two fiscal years will average approximately 62,000 square feet.

. Pathmark 2000. Pathmark 2000 is a new, larger Super Center format designed to provide Pathmark customers with a substantially greater selection of perishable products, particularly produce. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. Implementation of elements of this format in certain stores has significantly enhanced sales and operating margins in these stores. A majority of Pathmark's new supermarkets and supermarket enlargements completed in Fiscal 1993 employed the Pathmark 2000 concept, and Pathmark expects that virtually all new stores and enlargements thereafter will employ the same concept. By Fiscal 1996, Pathmark expects that approximately 50% of its supermarket sales will be derived from stores that employ this concept.

. Flexible Merchandising. Pathmark believes that its large-store format gives it considerable flexibility to respond to changing consumer demands and competition by varying and enhancing its merchandise selection. Pathmark's "Big Deals" program, currently consisting of over 400 merchandise items offers large-sized merchandise at prices which Pathmark believes are competitive with those available in "warehouse" and "club" stores. Pathmark emphasizes competitive pricing plus weekly sales and promotions supported by extensive advertising, primarily in print media. Merchandising flexibility and effectiveness is enhanced through the increased utilization of a category management approach.

. Pathmark Label. Pathmark believes that it is one of the leading supermarket retailers of private label merchandise in the United States. During Fiscal 1993, approximately 23% of Pathmark's sales of grocery and frozen merchandise was derived from private label items (the Pathmark and No Frills brands). Over 3,300 items are currently offered through the complete private label program.

. Pharmacy. Pathmark, which is the leading filler of prescriptions in the New
  York metropolitan area, provides full pharmacy services in virtually all of its Super Center stores and in all of its drug stores. Pathmark's broad market coverage within its marketing area has enabled it to become a leading filler of third-party prescriptions in this area. Pathmark believes that its well-established pharmacy operations provide a competitive advantage in attracting and retaining customers.

Store Expansion and Renovation Program


. New Stores, Enlargements and Renovations. With the completion of the
  Recapitalization, Pathmark plans to accelerate the expansion of its total selling square footage. During Fiscal 1994, Fiscal 1995 and Fiscal 1996, Pathmark plans to open an aggregate of 18 new Pathmark Super Centers, nine of which will replace smaller Pathmark stores, and to complete up to an aggregate of 85 major renovations and enlargements, at a total investment of approximately $340.0 million. Realization of this plan would increase supermarket selling square footage by more than 14% over the three-year
                                       5
  period. Expansion of selling square footage also may occur as a result of the acquisition of new stores. The Company believes that if a recapitalization had not been consummated, Pathmark's total capital expenditures would have been limited to approximately $125.0 million over the same period and would have resulted in approximately 30 renovations as well as the funding of ongoing projects for Fiscal 1993, which would not have materially altered Pathmark's total selling square footage.

  Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a major renovation or enlargement every five years. At the end of Fiscal 1993, Pathmark derived approximately 73% of its supermarket sales from stores that were opened or enlarged or underwent major renovations during the last five years.


. Core Market Focus. Pathmark has identified approximately 90 potential locations for new supermarkets within its current marketing areas and expects that all new stores opened during Fiscal 1994, Fiscal 1995 and Fiscal 1996 will be located in these areas. Pathmark believes that, by opening stores in its current marketing areas, it can achieve additional operating economies and other benefits from its store expansion program without the risks and costs associated with opening stores in new marketing areas.


Operating Efficiencies

. Technology. Pathmark has made a significant and continuing investment in information technology and believes it is a leader in the supermarket industry in this area. All Pathmark supermarket checkout terminals have recently installed, third-generation "state of the art" IBM 4680 scanner systems supported by a RISC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions.

. "Outsourcing" Agreement. In Fiscal 1991, Pathmark entered into a long-term facilities management and systems integration agreement with a subsidiary of IBM. This contract offers significant advantages to Pathmark in controlling computer hardware and software costs and providing ongoing access to "state of the art" information technology.


. Geographic Concentration. Approximately 99% of the Pathmark supermarkets and drug stores are located within 100 miles of the Pathmark headquarters and principal warehousing facilities that service them. This allows for more efficient management supervision, increased speed of delivery and reduced transportation costs. All of the stores which Pathmark expects to open in Fiscal 1994, Fiscal 1995 and Fiscal 1996 will be within this 100 mile radius.

PATHMARK SUPERMARKETS AND DRUG STORES

     Pathmark operated 143 supermarkets at January 29, 1994. Supermarkets accounted for approximately 96% of Pathmark's sales for Fiscal 1993. The following table presents selected data respecting supermarket sales and stores for the last five fiscal years.

                                                                                   FISCAL YEARS
                                                               -----------------------------------------------------
                                                                 1993       1992       1991       1990      1989(A)
                                                               ---------  ---------  ---------  ---------  ---------
                                                                               (DOLLARS IN MILLIONS)
Supermarket sales............................................  $   4,027(b) $   4,143 $   4,137 $   4,237  $   4,256
Average sales per store......................................       28.7         29.0      28.6      29.5       30.1
Number of Stores:
  Major Renovations(c).......................................         12          8         13         11         14
  Enlargements(d)............................................          5         10         15          5          4
  Opened.....................................................          4          3          1          2          3
  Closed.....................................................          7(e)       3          1         --          1
Type of Stores(f):
  Super Center...............................................        126        137        139        135        132
  Pathmark 2000..............................................         10          2         --         --         --
  Supermarket................................................          7          7          7         11         12
       Total Stores Open at Year End.........................        143        146        146        146        144

- ---------------

(a) 53-week fiscal year.

(b) Does not include sales from the Five Stores after the first quarter of Fiscal 1993.

(c) Major renovations involve an investment of $350,000 or more and average nearly $1.0 million per store.

(d) Enlargements involve the addition of selling space and average an investment in excess of $2.2 million.

(e) Includes the Five Stores.

(f) Includes two stores not wholly owned, one of which opened in Fiscal 1990. The sales figures for these stores are not included above.

     By industry standards, Pathmark stores are large and productive, averaging approximately 49,100 square feet in size and generating high average sales volume of approximately $28.7 million per store ($809 per selling square foot) for stores open for all of Fiscal 1993. Pathmark's 143 supermarkets at January 29, 1994 ranged from 20,000 to 66,000 square feet in size and included 128 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark and No Frills brands.

     Pathmark pioneered the development of the large "superstore" in the northeast United States, opening the first "Pathmark Super Center" in 1977, and currently operates 136 such stores, including 10 "Pathmark 2000" stores. Super Centers represented 96% of Pathmark supermarket sales for Fiscal 1993. The majority of Super Centers were created through the enlargement or renovation of existing stores. Super Centers average approximately 50,000 square feet in size, approximately 50% larger than the average size supermarket in the United States. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, pharmacy, additional food selections (including expanded perishables departments, cheese shops, bakeries, fresh fish-on-ice and service delicatessen departments), videotape rentals, book departments and expanded health and beauty care departments. At April 1, 1994, all Super Centers had EFT and credit transaction capability at their checkout terminals and 130 Super Centers also featured in-store automated teller machines.

     Pathmark has recently developed a new, larger Super Center format called "Pathmark 2000" designed to provide Pathmark customers with a substantially greater selection of perishable products, particularly produce. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. Implementation of elements of this format in certain stores has significantly enhanced sales and operating margins in these stores. A majority of Pathmark's new supermarkets and supermarket enlargements completed in Fiscal 1993 employed the Pathmark 2000 concept and Pathmark expects that virtually all new stores and enlargements thereafter will employ the same concept. By Fiscal 1996, Pathmark expects that 50% of its supermarket sales will be derived from stores that employ this concept.

     Pathmark was the leader in its market areas in extending the operation of supermarkets to 24 hours a day. Currently, almost all Pathmark supermarkets are open seven days a week, 24 hours a day. Pathmark believes that these hours of operation increase both customer convenience and operating efficiency.

     Pathmark also operated 31 freestanding conventional drug stores at January 29, 1994 primarily in the New York City metropolitan area and two "deep-discount" drug stores in Connecticut. These stores, which accounted for approximately 4% of Pathmark's sales for Fiscal 1993, average 9,600 square feet in size and offer the full variety of products customarily offered by drug stores. In Fiscal 1993, Pathmark pharmacies, in both supermarkets and drug stores, filled approximately ten million prescriptions, making Pathmark one of the leading drugstore retailers, based on sales volume, in the northeast United States and the leading filler of prescriptions in the New York metropolitan area. In Fiscal 1993, Pathmark renovated a total of four drug stores. Pathmark plans to open four additional "deep-discount" drug stores in former Pathmark supermarkets during Fiscal 1994. Pathmark's free-standing drug stores are generally open seven days a week during conventional hours.

     Pathmark's supermarket and drug store business is generally not seasonal, although sales in the second and fourth quarters tend to be slightly higher than those in the first and third quarters.

STORE EXPANSION AND RENOVATION PROGRAM


     A key feature of Pathmark's business strategy has been and will continue to be the expansion of the total selling square footage of its operations. Pathmark believes that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and widen operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1993, Pathmark completed 102 major renovations and enlargements and opened 13 new supermarkets. At the close of Fiscal 1993, sales in these stores accounted for 73% of its total supermarket sales.

     Over the past five years, Pathmark has spent approximately $240.0 million on store openings, enlargements and major renovations including properties acquired under capital leases. In Fiscal 1993, Pathmark opened four new Super Centers and completed 12 major renovations and five enlargements of its existing supermarkets. Pathmark currently expects to open up to four new Pathmark Super Centers during Fiscal 1994. During Fiscal 1994, Fiscal 1995 and Fiscal 1996, Pathmark plans to open an aggregate of 18 new Pathmark Super Centers, nine of which will replace smaller stores, and to complete an aggregate of up to 85 major renovations and enlargements, at a total investment of approximately $340.0 million, including properties acquired under capital leases. Realization of this plan would increase supermarket selling square footage by more than 14% over the three-year period, although no assurance can be given that Pathmark will be able to successfully complete the number of store openings, renovations and enlargements planned for each year during this period. Expansion of selling square footage may also occur as a result of the acquisition of new stores.


ADVERTISING AND PROMOTION

     As part of its marketing strategy, Pathmark emphasizes its competitive pricing through weekly sales and promotions supported by extensive advertising. Additional savings are offered each week through Pathmark "super coupons" in newspapers and circulars. Pathmark's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and advertising flyers distributed by shopping malls. Most of the remaining advertising expenses are for television and radio advertisements.

CONSUMER RESEARCH

     Pathmark conducts numerous ongoing and special consumer research projects. These typically involve customer surveys (both in-store and by telephone) as well as focus groups. The information derived from these projects is used to evaluate consumers' attitudes and purchasing patterns and helps shape Pathmark's marketing programs. Pathmark conducts approximately 300,000 customer interviews per year.

TECHNOLOGY

     Pathmark has made a significant and continuing investment in information technology and believes it is a leader in the supermarket industry in this area. All Pathmark supermarket checkout terminals have recently installed, third-generation "state of the art" IBM 4680 scanner systems supported by a RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning not only have led to lower labor costs, improved price control and shelf allocation and quicker customer check-out, but also have assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system which enables it to replenish inventory to avoid "out of stocks" at store level while maintaining optimum overall inventory levels.

     All of the pharmacies are equipped with pharmacy computers. In addition to improving customer service, these computers aid pharmacists in detecting drug interaction, improve the collection of third-party receivables and help to attract third-party businesses such as health maintenance organizations and union welfare plans.

     In August 1991, Pathmark entered into a long-term facilities management and systems integration agreement with Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM. Under the agreement, ISSC has taken over Pathmark's data center operations and mainframe processing and information system functions (formerly performed by approximately 150 employees) and is providing business applications and "state of the art" systems designed to enhance Pathmark's customer service and efficiency. ISSC developed Pathmark's recently installed scanner and checkout terminals. Additionally, over the next several years, ISSC has contracted to develop an integrated purchasing application, a new financial system, and electronic data interchange capabilities that will streamline communications between Pathmark and its primary suppliers.

SUPPLY AND DISTRIBUTION

     Pursuant to the Logistical Services Agreement and subject to Pathmark's direction, Plainbridge now supplies Pathmark with most of the merchandise sold in Pathmark's supermarkets and drug stores through Plainbridge distribution facilities located in New Jersey, together with warehousing, distribution and logistical services relating to the supply of such merchandise. See "--Logistical Services Agreement". During Fiscal 1993, the Plainbridge distribution facilities supplied approximately 83% of the merchandise sold in Pathmark's supermarkets and drug stores. In addition, pursuant to a supply agreement between Chefmark and Pathmark (the "Chefmark Supply Agreement"), Chefmark now supplies Pathmark with merchandise from its banana ripening and deli food preparation operations. The Chefmark Supply Agreement provides that, for a period of seven years, such services are to be performed by Chefmark in substantially the same manner as they have been performed by Pathmark's banana ripening and deli food preparation operations prior to the Chefmark Spin-Off.

     Approximately 99% of Pathmark's stores are located within 100 miles of the principal Plainbridge and Chefmark distribution centers. The following table presents information concerning the distribution and processing facilities through which Plainbridge and Chefmark will supply Pathmark, and the product lines relevant to each as of January 29, 1994:

                          DISTRIBUTION FACILITIES (1)

                                                                          SQUARE
    LOCATION                                    PRODUCT LINE              FOOTAGE   YEAR OPENED
- ------------------------------------  ---------------------------------  ---------  -----------
Woodbridge, NJ(2)...................  Dry Grocery                          475,000        1968
Edison, NJ(3).......................  General Merchandise, Health and      266,000        1980
                                        Beauty Care Products,
                                        Pharmaceuticals, Tobacco
Woodbridge, NJ(2)...................  Meat, Dairy, Deli, Produce,          255,000        1970
                                        Frozen Food
Rockaway, NJ(3).....................  Frozen Food Distribution Center       72,500        1989
South Plainfield, NJ(2).............  Pathmark Price Break, Rickel         721,000        1973
                                        Merchandise

                             PROCESSING FACILITIES

                                                                          SQUARE
    LOCATION                                    PRODUCT LINE              FOOTAGE   YEAR OPENED
- ------------------------------------  ---------------------------------  ---------  -----------
Somerset, NJ(4).....................  Delicatessen Products                 16,000        1976
Avenel, NJ(5).......................  Banana Ripening                       30,000        1984

- ---------------

(1) Pathmark also stores and ships certain products from independent warehouses, including a food storage facility in North Brunswick, New Jersey.

(2) Owned by Plainbridge.

(3) Leased by Plainbridge.

(4) Owned by Chefmark.

(5) Leased by Chefmark.

LOGISTICAL SERVICES AGREEMENT

     In connection with the Plainbridge Spin-Off, Pathmark and Plainbridge entered into the Logistical Services Agreement to provide for the supply by Plainbridge to Pathmark of most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. Pursuant to the Logistical Services Agreement, Pathmark directs the purchase of the merchandise to be provided to it by Plainbridge. Pathmark negotiates directly with vendors regarding the types of merchandise required, the quantities needed, delivery schedules, pricing, and all other terms and conditions of sale. All merchandise is ordered by Pathmark for the account of Plainbridge, which pays for, and retains title to, such merchandise until it has been delivered to Pathmark. If requested by a vendor, Pathmark, in its sole discretion, may guarantee payment of such orders by Plainbridge. In general, the Logistical Services Agreement also requires Plainbridge to perform the same services, in substantially the same manner, that were performed by Pathmark's warehouse and distribution group prior to the Plainbridge Spin-Off.


     The Logistical Services Agreement requires, with certain exceptions and subject to certain termination rights, Plainbridge to sell to Pathmark, for a period of ten years, to the extent requested by Pathmark, all of Pathmark's merchandise requirements for both its existing and future stores. In addition, Pathmark has five one-year renewal options following the expiration of the original ten-year term. The Logistical Services Agreement does not limit Pathmark's ability to purchase goods from other suppliers and merchandise that Pathmark customarily obtains directly from vendors is excluded from the Logistical Services Agreement.

     The Logistical Services Agreement requires Plainbridge to store and deliver to Pathmark all merchandise purchased at Pathmark's direction. Pathmark is required in good faith to designate Plainbridge as its carrier with respect to merchandise customarily shipped directly from vendors to the Pathmark stores. Plainbridge is required to maintain inventory with a book value of at least $130.0 million (which amount represents the approximate book value of inventory contributed by Pathmark to Plainbridge in connection with the Plainbridge Spin-Off) for the exclusive use of Pathmark, and to the extent that the inventory value falls below such level, Plainbridge must purchase sufficient merchandise to maintain such level to the extent such merchandise is ordered by Pathmark. Plainbridge is also required to accommodate physical annual increases of up to five percent in the volume of the Pathmark-directed purchases of merchandise to be handled by Plainbridge. Pathmark reimburses Plainbridge for all reasonable incremental out-of-pocket costs (but not capital costs) incurred by Plainbridge for the storage and handling of merchandise that is in excess of the five percent annual capacity increase, provided that such out-of-pocket costs do not exceed the costs of storage and handling at local independent warehouses.

     Upon the delivery of merchandise to the Pathmark stores by Plainbridge, Pathmark will owe Plainbridge for the cost of the merchandise plus a specified variable payment. This payment will vary according to the type and value of the merchandise. A minimum guaranteed payment is payable by Pathmark to the extent that the aggregate of the variable payments described above payable in any year does not exceed the minimum guaranteed payment. The minimum guaranteed payment for Fiscal 1994 is $134.9 million and such payment is adjusted upward (but not downward) each fiscal year by the rate of inflation. Pathmark is obligated to pay the minimum annual fee to Plainbridge irrespective of whether Pathmark purchases merchandise from other suppliers, except in cases of force majeure or when Plainbridge shall have materially breached the Logistical Services Agreement or shall have failed to obtain or maintain the licenses and permits needed to operate its business. The minimum guaranteed payment will be reduced to the extent that the volume of merchandise purchases decreases as a result of any store dispositions by Pathmark and will also be reduced if the volume of Pathmark-directed merchandise falls below 90% of the actual volume achieved in Fiscal 1992, to the extent that Plainbridge is, as a result, able to realize reductions in its operating costs. Plainbridge will grant Pathmark an allowance, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction, which will be credited against the variable fees and minimum guaranteed payment obligation. In addition, certain cost benefits derived from increases in the volume of merchandise purchased from Plainbridge by Pathmark or third parties will be shared equally between Pathmark and Plainbridge. Estimated payments are payable in weekly installments with an annual reconciliation for the amount of payments that are actually payable for such year. Pathmark will pay to Plainbridge the costs of the merchandise at the time a vendor requires payment from Plainbridge.


     The Logistical Services Agreement allows Plainbridge to sell merchandise and provide logistical services to third parties, although it is not permitted to sell merchandise to supermarkets, drug stores and other retail stores stocking merchandise carried by Pathmark in Pathmark's current market areas, except for retail stores that do not in the ordinary course of business engage to a significant degree in the sale of food or pharmacy-related products, without Pathmark's prior written consent, which consent may not be unreasonably withheld. Plainbridge is also permitted to "piggyback" such third parties' orders onto Pathmark's orders from vendors, so long as they do not interfere with Pathmark's delivery schedules, quantity needs or other requirements.

     Each of Pathmark and Plainbridge is allowed to terminate the Logistical Services Agreement if the other (i) materially breaches its terms and fails to cure such breach for 60 days after written notice has been provided by the other party or (ii) experiences certain insolvency events. Additionally, following the fourth anniversary of the date of the Logistical Services Agreement, Pathmark will have the option of terminating it at will on six months' notice. If Pathmark terminates the Logistical Services Agreement because of a material breach by, or insolvency of, Plainbridge, Pathmark will have the right to purchase, within 30 days of the termination, that portion of the assets of Plainbridge which is essential to the support of Plainbridge's obligations to Pathmark under the Logistical Services Agreement (the "Pathmark Distribution Assets") at the lower of (i) their net book value or (ii) their fair market value. If Pathmark exercises its at will option to terminate the Logistical Services Agreement, Pathmark will be required to offer to purchase the Pathmark Distribution Assets at their fair-market value. If Plainbridge terminates the Logistical Services Agreement because of a material breach by, or insolvency of, Pathmark, Plainbridge will have the right to sell to Pathmark (and Pathmark will have the obligation to buy) the Pathmark Distribution Assets at their fair market value within 30 days of such termination.

     Other than in the ordinary course of business, Plainbridge is not permitted to sell any of the Pathmark Distribution Assets without Pathmark's prior written consent. Additionally, in the event of a change in the ultimate beneficial ownership of Plainbridge voting stock such that a person, other than ML&Co. or an affiliate of ML&Co., holds a majority of such stock, Pathmark has, for a period of two years, the irrevocable and exclusive right to purchase any or all of the Pathmark Distribution Assets at their fair market value.

     Other provisions of the Logistical Services Agreement include (i) that Plainbridge will pass on to Pathmark all discounts and allowances made available to it by vendors in respect of merchandise purchased for Pathmark, unless such discounts or allowances were made available solely as a result of actions taken or not taken by Plainbridge, (ii) that Plainbridge must ensure that merchandise quality meets or exceeds the standards established by Pathmark for such merchandise, and that Pathmark may place its representatives at the Distribution Facilities to ensure that such quality is maintained, (iii) that Plainbridge will deliver merchandise to Pathmark at a 98% or better level of service measured in accordance with Pathmark's practices prior to the Plainbridge Spin-Off, (iv) that Pathmark will pay Plainbridge for any use of trailers for storage and (v) that each of Pathmark and Plainbridge will cooperate to reduce costs and improve service levels.

     Disputes between Pathmark and Plainbridge under the Logistical Services Agreement will be submitted to an arbitration panel made up of representatives of both parties. The President of Pathmark shall act as chairman of the dispute panel and each party shall appoint two other members to the dispute panel, the decision of which will be subject to the approval of the boards of directors of each party. If the decision of the dispute panel is not approved by each board of directors, the dispute will be required to be submitted to independent arbitration.

     The Logistical Services Agreement is a result of a related party negotiation between Pathmark and Plainbridge. Pathmark believes that the payments provided for under the terms of the Logistical Services Agreement represent a reasonable allocation of the costs and benefits for both companies. In addition, Pathmark believes that the terms of the Logistical Services Agreement are no less favorable to Pathmark than those which could be obtained from unaffiliated parties and enable Pathmark to obtain substantially the same level of supply and other logistical services as was available from the Distribution Facilities prior to the Spin-Offs at substantially the same or a lower cost.

COMPETITION

     The supermarket and drug store businesses are highly competitive and are characterized by high asset turnover and narrow profit margins. Pathmark's earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product purchasing and distribution and cost-effective store operating techniques. Pathmark's main competitors are national and regional supermarkets, drug stores, convenience stores, discount merchandisers, "warehouse" and

"club" stores and other local retailers in the areas served. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     Pathmark has registered a variety of trade names, service marks and trademarks with the United States Patent and Trademark Office, each for an initial period of 20 years, renewable for as long as the use thereof continues. Pathmark considers its Pathmark service marks to be of material importance to its business and actively defends and enforces such service marks.

REGULATION

     Pathmark's food and drug business requires it to hold various licenses and to register certain of its facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, Pathmark is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of the licenses or registrations. In addition, most of Pathmark's licenses require periodic renewals. Pathmark has experienced no material difficulties with respect to obtaining, effecting or retaining its licenses and registrations.

EMPLOYEES

     At January 29, 1994, Pathmark employed approximately 28,000 people, of whom approximately 20,000 were employed on a part-time basis.

     Approximately 90% of Pathmark's associates are covered by 36 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 21 different local unions. During May 1993, approximately 7,000 associates belonging to one union struck Pathmark and three of its major competitors. On May 29, 1993, the labor dispute was settled and subsequently, a new four year agreement was ratified. During Fiscal 1994, nine contracts covering approximately 10,000 Pathmark associates and six contracts covering approximately 1,100 associates at the warehouse, distribution and transportation operations that service the Pathmark supermarkets and drugstores will expire. The Company does not anticipate any difficulty renegotiating these contracts.

     The Company believes that its relationship with its associates is generally satisfactory.

ITEM 2. PROPERTIES**

     Reference is made to the answer to Item 1, "Business" of this report for information concerning the states in which the Company's supermarkets, drug stores and home centers are located.

THE COMPANY

     The Company's primary subsidiary, Pathmark, leases and owns a large group of properties, as described below. In addition, Chefmark owns a 16,000 square foot delicatessen products processing and distribution facility in Somerset, New Jersey and leases a 30,000 foot banana ripening facility in Avenel, New Jersey. These facilities supply Pathmark's supermarkets with delicatessen and produce products.

- ---------------

** Except as otherwise indicated, information contained in this Item is given as of January 29, 1994.

PATHMARK

     Pathmark's 143 supermarkets have an aggregate selling area of approximately
5.1 million square feet. The ownership interest in the buildings and real property of ten supermarket locations (one of which is a closed store location) and the headquarters in Woodbridge, New Jersey were contributed to Plainbridge in the Spin-Offs and, except for the closed store location, were leased to Pathmark. Thirteen of the supermarkets are owned by Pathmark (or its subsidiaries) and the remaining 130 are leased. These supermarkets either are freestanding stores or are located in shopping centers. Forty leases expire during the current and next four calendar years and Pathmark has options to renew 37 of them.

     Pathmark's 33 freestanding drug stores (those not located in supermarkets) have an aggregate selling area of approximately 276,000 square feet. Two of the drug stores are owned by Pathmark and the remaining 31 are leased. Nineteen leases expire during the current and next four calendar years and Pathmark has options to renew 13 of them.

     Certain distribution facilities that supply Pathmark supermarkets and drug stores were transferred to Plainbridge in connection with the Plainbridge Spin-Off. Certain of these facilities are leased and some are owned. See "Business of Pathmark--Supply and Distribution" in Item 1 of this report.

     Pathmark maintains administrative and accounting offices in Carteret, New Jersey in leased premises totalling approximately 150,000 square feet in size. Pathmark also currently leases or owns additional office space totaling approximately 128,000 square feet in various locations that are used as the Pathmark headquarters and regional offices for its operating divisions. Additionally, three Rickel Home Centers are sublet and six Rickel Home Centers are leased to Plainbridge by Pathmark. See "The Recapitalization--Spin-Offs" in
Item 1 of this report.

     Prior to the sale of the Purity Operations, the following three properties of Purity Supreme were transferred to Pathmark: a closed supermarket leased by Purity Supreme in Dartmouth, Massachusetts, an office building leased by Purity Supreme in Newton, Massachusetts, for which Pathmark has assumed the leases, and a closed distribution center that Purity owned in Woburn, Massachusetts. Pathmark has transferred the properties located in Dartmouth and Woburn to Plainbridge.


     Most of the facilities owned by Pathmark are owned subject to mortgages. Pathmark plans to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale/leaseback or mortgage transactions with respect to owned properties if Pathmark believes such transactions are financially advantageous.

ITEM 3. LEGAL PROCEEDINGS

     On December 7, 1990, a lawsuit (the "Complaint") was commenced by a holder of the Exchangeable Preferred Stock, Stanley D. Bernstein, as custodian for Michelle Bernstein, against the Company, SMG-II Holdings Corp. ("SMG-II"), Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), ML&Co. and the directors of the Company in the Chancery Court, New Castle County, Delaware. The Complaint purports to be a class action and alleges that the original terms of the Exchangeable Preferred Stock Offer, at $5 per share, constitute a coercive tender offer and a breach of fiduciary duties owed to holders of Exchangeable Preferred Stock. The Complaint seeks declaratory and injunctive relief, as well as monetary damages, with respect to the Exchangeable Preferred Stock Offer, but no motions seeking any such relief on a provisional or permanent basis were filed either prior to the completion of the Exchangeable Preferred Stock Offer on February 4, 1991 or as of the date hereof. The Company has entered negotiations to settle the Complaint and expects to reach a settlement agreement during the next several months. The Company does not expect the amount of its obligations under any settlement agreement to be material and will defend the Complaint vigorously if a settlement is not reached.

     On March 1, 1993 Pathmark was served with a summons and complaint filed by Hygrade Milk & Cream Co., Inc., Terminal Dairies, Inc., Sunbeam Farms, Inc., Hytest Milk Corp., Gold Metal Farms, Inc., Queens Farms Dairy, Inc., Babylon Dairy Co., Inc. and Meadowbrook Farms, Inc., in an action being heard in the United States District Court for the Southern District of New York. Also named as defendants are Tropicana Products, Inc., Tropicana Products Sales, Inc., The Great Atlantic & Pacific Tea Company, Inc., Fleming Foods East, Inc., and Di Giorgio Corporation. The action had been pending against certain of the defendants and wholesale entities since 1988. In the complaint the plaintiffs allege, among other things, that Pathmark induced processors of Tropicana orange juice to provide it with favorable price and other terms that discriminated against other sellers of orange juice in violation of the price discrimination provisions of the Robinson-Patman Act. The prayer for relief does not claim any specific amount of damages. After consultation with counsel, the Company believes that this lawsuit is without merit and intends to defend the action vigorously.

     In addition to the litigation referred to above, the Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
        (AS OF APRIL 1, 1994)

     Neither the Company's Class A Common Stock nor its Class B Common Stock, each $0.01 par value, is publicly traded on any market. All of registrant's outstanding Common Stock is held by SMG-II.

     The authorized preferred stock of the Company consists of 9,000,000 shares of Exchangeable Preferred Stock, of which 4,890,671 shares were issued and outstanding at January 29, 1994. The Exchangeable Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, as, and if declared by the Board of Directors of the Company. No active public trading market currently exists for the Company's Exchangeable Preferred Stock.

     The Exchangeable Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class are entitled to elect an additional two members of the board of directors of the Company. The Company is currently in arrears on payment of five quarterly dividends on the Exchangeable Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the forseeable future. See Note 15 to the Company's Consolidated Financial Statements in Item 8 of this report for additional information.


     The payment of dividends to holders of the Company's Common Stock is subject to restrictions by the Certificate of Designation of Rights, Preferences and Privileges under which its Exchangeable Preferred Stock was issued. The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock during Fiscal 1994.

     The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 650,675 and 320,000 shares, respectively, were issued and outstanding at April 1, 1994, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are SMG-II Series A Preferred Stock and 1,500,000 shares are SMG-

II Series B Preferred Stock and of which 236,731 and 180,769 shares, respectively, were issued and outstanding at April 1, 1994.

     SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 62 holders, including six affiliates of ML&Co. (The "ML Common Investors"), CBC Capital Partners, Inc. ("CBC"), an affiliate of Chemical Bank, and 55 current and former members of the Company's management (the "Management Investors"); (ii) SMG-II Series A Preferred Stock by five holders, all affiliates of ML&Co., (the "Merrill Lynch Investors"); (iii) SMG-II Class B Common Stock held by four holders, including CBC, The Equitable Life Assurance Society of the United States ("Equitable") and the Equitable Affiliates (collectively, the "Equitable Investors"); and (iv) SMG-II Series B Preferred Stock held by four holders, including CBC and the Equitable Investors. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B Common Stock, in each case on a share-for-shares basis.

     SMG-II Preferred Stock has a stated value and liquidation preference of $200 per share and bears dividends at the rate of 10% of the stated value per annum, payable annually. At the option of SMG-II dividends are payable in cash or may accumulate (and the amount thereof shall compound annually at a rate of 10% of the stated value per annum, payable annually. At the option of SMG-II, dividends are payable in cash or may accumulate (and the amount thereof shall compound annually at a rate of 10% per annum).

     Holders of shares of SMG-II Series A Preferred Stock are entitled to one vote per share of SMG-II Class A Common Stock into which such SMG-II Series A Preferred Stock is convertible on all matters to be voted on by SMG-II stockholders, subject to increase to 1.11 votes per share upon the occurrence of certain events. Holders of shares of SMG-II Series B Preferred Stock are entitled to one vote per share of SMG-II Class B Common Stock into which such SMG-II Series B Preferred Stock is convertible for the purpose of voting on any consolidation or merger, any sale, lease or exchange of substantially all of the assets or any liquidation, dissolution or winding up, of SMG-II. Additionally, holders of SMG-II Preferred Stock have separate voting rights with respect to alteration in the voting powers, rights and preferences and certain other terms affecting the SMG-II Preferred Stock. Subject to compliance with certain procedures, holders of SMG-II Series B Preferred Stock may exchange their shares for shares of SMG-II Series A Preferred stock, on a share-for-share basis.

     At the option of the holder, SMG-II Preferred Stock is convertible into SMG-II Common Stock at any time on or prior to the occurrence of certain events, including an initial public offering of in excess of 25% of the number of outstanding shares of common stock of SMG-II, at a conversion ratio of one share of the corresponding class of SMG-II Common Stock for each share of SMG-II Preferred Stock, subject to adjustment upon the occurrence of certain events.

     Holders of SMG-II Preferred Stock are party with the holders of SMG-II Common Stock to the SMG-II Stockholders Agreement which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II. None of SMG-II's capital stock is publicly traded on any market. See Item 12. "Security Ownership of Certain Beneficial Owners and Management" and Note 16 to the Company's Consolidated Financial Statements in Item 8 for additional information.

     The Company intends to further spin-off Plainbridge, which includes the assets of the Rickel homes centers business and the Company's warehouse, transportation and real estate operations contributed to Plainbridge as part of the Recapitalization, to the Company's common stockholder within the next year, although there can be no assurance that such spin-off will be consummated. Any such spin-off would require satisfying the dividend restrictions with respect to the Company's Exchangeable Preferred Stock, as well as obtaining consents from various lenders to Plainbridge and PTK.

ITEM 6. SELECTED FINANCIAL DATA

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                 (IN MILLIONS)


                                                                                    FISCAL YEARS(A)
                                                              -----------------------------------------------------------
                                                                1993       1992       1991(B)      1990(B)      1989(B)
                                                              ---------  ---------  -----------  -----------  -----------
STATEMENTS OF OPERATIONS DATA:
Sales
  Pathmark..................................................  $   4,207  $   4,340   $   4,323    $   4,418    $   4,436
  Purity....................................................         --         --         997        1,287        1,384
                                                              ---------  ---------  -----------  -----------  -----------
Total sales.................................................      4,207      4,340       5,320        5,705        5,820
Cost of sales (exclusive of depreciation and amortization
shown separately below).....................................      3,052      3,184       3,965        4,282        4,417
                                                              ---------  ---------  -----------  -----------  -----------
Gross profit................................................      1,155      1,156       1,355        1,423        1,403
Selling, general and administrative expenses................        921        894       1,067        1,109        1,102
Depreciation and amortization...............................         68         69          93           94           91
Recapitalization expenses(c)................................         16         --          --           --           --
Provision for store closings(d).............................          6         --          --           --           --
Amortization of goodwill....................................         --         18          23           24           23
Goodwill write-off..........................................         --        601          --           --           --
Restructuring charge(e).....................................         --         --          --           --            5
                                                              ---------  ---------  -----------  -----------  -----------
Operating earnings (loss)...................................        144       (426)        172          196          182
Interest expense, net(f)....................................        180        185         204          225          245
Gain on sale of photofinishing plant(g).....................         --         --           4           --           --
Gain (loss) on disposal of Purity Operations(h).............         --          2        (228)          --           --
                                                              ---------  ---------  -----------  -----------  -----------
Loss from continuing operations before income taxes,
  extraordinary items and cumulative effect of accounting
changes.....................................................        (36)      (609)       (256)         (29)         (63)
Income tax provision (benefit)..............................        (20)         7         (30)          (1)         (13)
                                                              ---------  ---------  -----------  -----------  -----------
Loss from continuing operations before extraordinary items
and cumulative effect of accounting changes.................        (16)      (616)       (226)         (28)         (50)
Loss from discontinued operations...........................         (1)        (1)       (191)(i)      (13)         (27)(e)
                                                              ---------  ---------  -----------  -----------  -----------
Loss before extraordinary items and cumulative effect of
accounting changes..........................................        (17)      (617)       (417)         (41)         (77)
Extraordinary items, net....................................       (106)(j)     (5)(k)       15(l)        --          --
                                                              ---------  ---------  -----------  -----------  -----------
Loss before cumulative effect of accounting changes.........       (123)      (622)       (402)         (41)         (77)
Cumulative effect of accounting changes, net(m).............        (40)        --          --           --           --
                                                              ---------  ---------  -----------  -----------  -----------
Net loss....................................................       (163)      (622)       (402)         (41)         (77)
Less non-cash preferred stock accretion and
  dividend requirements.....................................        (19)       (18)        (14)         (10)         (12)
                                                              ---------  ---------  -----------  -----------  -----------
Net loss attributable to common stockholders(n).............  $    (182) $    (640)  $    (416)   $     (51)   $     (89)
                                                              ---------  ---------  -----------  -----------  -----------
                                                              ---------  ---------  -----------  -----------  -----------
Deficiency in earnings available to cover fixed
charges(o)..................................................  $      36  $     609   $     256    $      29    $      63
                                                              ---------  ---------  -----------  -----------  -----------
                                                              ---------  ---------  -----------  -----------  -----------


                                                                                          AS OF
                                                             ---------------------------------------------------------------
                                                              JAN. 29,     JAN. 30,      FEB. 1,      FEB. 2,      FEB. 3,
                                                                1994         1993         1992         1991         1990
                                                             -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
Total assets...............................................   $   1,145    $   1,114    $   1,736    $   2,439    $   2,555
Working capital deficiency.................................         117           80           95          138          126
Obligations under capital leases, long-term................         132          127          136          180          184
Other long-term debt, net of current maturities............       1,415        1,278        1,248        1,449        1,471
Cumulative exchangeable redeemable preferred stock.........         100           99           85          123          114
Redeemable common stock, net(p)............................          --           --           --            6            7
Stockholder's deficit......................................       1,285        1,103          467          168          117

                                                                                      (footnotes on following page)

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

      (a)  The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Fiscal years consist of 52 weeks except for 53 weeks in Fiscal 1989.
      (b)  Results for Fiscal 1989 through Fiscal 1991 include the Purity Operations through its December 17, 1991 sale date.
      (c)  In connection with the Recapitalization, the Company recorded a pretax charge of $16 million related to reorganization and restructuring costs. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of
           this report.
      (d)  During Fiscal 1993, the Company decided to close or dispose of the Five Stores and recorded a pretax charge of $6 million. See Note 14 to the Company's Consolidated Financial Statements in Item 8 of this report.
      (e)  During Fiscal 1989, the Company recorded a pretax restructuring charge of $36 million of which approximately $5 million related to continuing operations and $31 million related to discontinued operations.
      (f)  Interest expense, net reflects interest expense net of interest income allocated to discontinued operations. See
           Note 3 to the Company's Consolidated Financial Statements in Item 8 of this report.
      (g)  During Fiscal 1991, the Company sold its Coastal Photo photofinishing plant to Quality Photo Systems (East), Inc.
           (a subsidiary of Konica Corporation) which resulted in a gain on sale of $4 million. See Note 25 to the Company's
           Consolidated Financial Statements in Item 8 of this report.
      (h)  On December 17, 1991, the Company completed the sale of the Purity Operations for approximately $257 million (as adjusted) including the assumption of certain indebtedness of Purity Supreme and Li'l Peach, to a company organized by Freeman Spogli & Co. The Company recorded a loss of $228 million on the disposal of the Purity Operations.
           Included in this loss is a write-off of approximately $214 million of goodwill related to the Purity Operations.
           During Fiscal 1992, the Company recorded a gain of $2 million related to the disposal of the Purity Operations. See
           Note 26 to the Company's Consolidated Financial Statements in Item 8 of this report.
      (i)  Includes a pretax loss of $24 million in connection with the disposition of certain Rickel Stores and a charge of
           $170 million accelerating the remaining amortization of goodwill related to its Rickel home centers segment. See
           Note 3 to the Company's Consolidated Financial Statements in Item 8 of this report.
      (j)  During Fiscal 1993, in connection with the Recapitalization, the Company recorded an extraordinary charge of $106 million, net of an income tax benefit, relating to the early extinguishment of debt. See Notes 3 and 18 to the
           Company's Consolidated Financial Statements in Item 8 of this report.
      (k)  During Fiscal 1992, the Company recorded an extraordinary charge of $5 million, net of an income tax provision, relating to the early extinguishment of debt. See Note 18 to the Company's Consolidated Financial Statements in
           Item 8 of this report.
      (l)  The results for Fiscal 1991 include an extraordinary gain of $15 million, net of an income tax benefit, on the early extinguishment of debt. See Note 18 to the Company's Consolidated Financial Statements in Item 8 of this report.
      (m)  The cumulative effect of accounting changes in Fiscal 1993 of $40 million, net of an income tax benefit of $29 million, reflects the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for
           Postretirement Benefits other than Pensions"; the adoption of Statement of Financial Accounting Standards No. 112,
           "Employers' Accounting for Postemployment Benefits"; the change in the method utilized to calculate last-in, first-out (LIFO) inventories; and the change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities. All of the accounting changes were made as of the beginning of
           Fiscal 1993. See Notes 5, 9, 21, and 22 to the Company's Consolidated Financial Statements in Item 8 of this report.
      (n)  On February 4, 1991, the Company became a wholly owned subsidiary of SMG-II through the consummation of an exchange offer whereby the then existing stockholders exchanged on a one-for-one basis shares of the Company's common stock for shares of common stock of SMG-II. Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.
      (o)  For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).
      (p)  Since the Company is a wholly owned subsidiary, there was no redeemable common stock at January 29, 1994, January
           30, 1993 and February 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Company's financial condition and results from continuing operations. The Company intends to distribute Plainbridge to its common stockholder. Accordingly, discontinued operations represent the results of operations related to the warehouse, transportation and certain real estate operations subsequent to the Plainbridge Spin-off as well as the home center segment for all years presented. See Notes 1, 2 and 3 to the Company's Consolidated Financial Statements in Item 8 of the report. Although the discontinued operations have generated positive operating cash flows, the Company believes that the impact of the anticipated distribution of Plainbridge on the Company's liquidity will not be material. References to the Company in this section refers to the Company and its subsidiaries, on a consolidated basis, except as otherwise stated herein.

RESULTS OF OPERATIONS

  Fiscal 1993 v. Fiscal 1992

     Sales. Sales for Fiscal 1993 were $4.21 billion compared to $4.34 billion in Fiscal 1992, a decrease of 3.1%. The sales decrease for the year is primarily due to the impact of the strike and lockouts in the second quarter of Fiscal 1993 and the exclusion from reported results of the sales since the beginning of the second quarter of Fiscal 1993 of the Five Stores anticipated to be closed or sold as part of the provision for store closings. During Fiscal 1993 the Company opened four supermarkets, enlarged five supermarkets, and completed major renovations in twelve supermarkets. Including the Five Stores, seven supermarkets were closed during Fiscal 1993. Sales for stores opened in both periods decreased by 2.4%. At fiscal year end, the Company operated 143 supermarkets, including 136 Pathmark Super Centers, and 33 Pathmark freestanding drug stores. This compares with Fiscal 1992 year end when the Company operated 146 supermarkets, including 139 Pathmark Super Centers, and 33 Pathmark freestanding drug stores. In order to improve sales while continuing to improve profitability in its supermarket businesses, the Company is continuing its focus on increasing the value and variety of merchandise offerings available to customers through its enlargement and renovation program which has been proven to be successful as renovated expanded stores show higher same-store sales growth than non-modified stores.

     Gross Profit. Gross profit for Fiscal 1993 was $1.15 billion or 27.5% of sales compared with $1.16 billion or 26.6% of sales in Fiscal 1992. This improvement in gross profit as a percentage of sales for Fiscal 1993 is attributable primarily to the Company's continuing emphasis on large super stores allowing expanded variety in all departments, particularly higher margin perishables and service departments. The gross profit comparisons were affected by the pretax LIFO credit (which is included in cost of sales) for Fiscal 1993 of $2.6 million which was computed utilizing the Company's new LIFO method of valuing its Pathmark store inventories (see Note 5 to the Company's Consolidated Financial Statements), compared with the pretax LIFO provision of $2.2 million in Fiscal 1992.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1993 period increased $26.6 million or 3.0% compared to Fiscal 1992. As a percentage of sales, selling, general and administrative expenses were 21.9% for Fiscal 1993, up from 20.6% in Fiscal 1992. The increase as a percentage of sales during Fiscal 1993 was primarily attributable to higher promotional expenses and the lower sales volume and increased costs resulting from the strike and lockouts.


     Recapitalization Expenses. In connection with the Plainbridge Spin-Off and Recapitalization, the Company recorded a pretax charge of approximately $23.7 million in the third quarter of Fiscal 1993 to record estimated reorganization and restructuring costs, including an early retirement program offered to certain Company associates. During the fourth quarter of Fiscal 1993, the Company determined that the estimated costs related to the reorganization and restructuring were less than originally estimated and recorded a pretax credit of approximately $7.1 million. Of the total net pretax charge of $16.6 million for Fiscal 1993, $6.4 million related to the early retirement program and severance costs incurred to reduce the Company's workforce, $8.1 million related to additional technical information systems costs incurred in order to accomplish the Plainbridge Spin-Off, and $2.1 million related to warehouse and consulting costs associated therewith. Through January 29, 1994, the Company has expended $11.9 million related to these costs. Management expects to pay the remaining $4.7 million by the second quarter of Fiscal 1994.

     Provision for Store Closings. Effective with the beginning of the second quarter of Fiscal 1993, the Company made a decision to close or dispose of the Five Stores which the Company believes will continue to be unprofitable. As a result, the Company recorded a pretax charge in the second quarter of Fiscal 1993 of approximately $6.0 million. Operating results for the Five Stores have been excluded from the consolidated statement of operations for the 52 weeks ended January 29, 1994 since the beginning of the second quarter of Fiscal 1993.

     Depreciation and Amortization. Depreciation and amortization expense of $67.7 million for Fiscal 1993 was $1.5 million less than the $69.2 million in Fiscal 1992. The decrease in depreciation and amortization expense is primarily due to the impact of the assets transferred to Plainbridge as part of the Plainbridge Spin-Off.

     Goodwill Write-Off. During Fiscal 1992, the Company wrote off its remaining goodwill balance of $600.7 million. As a result of the write-off, there was no amortization of goodwill for Fiscal 1993 compared with $17.5 million for Fiscal 1992.

     Operating Earnings. For Fiscal 1993, the Company reported operating earnings of $143.6 million compared to an operating loss of $425.8 million in Fiscal 1992. The increase in operating earnings is due to the goodwill write-off of $600.7 million and the amortization of goodwill in Fiscal 1992, partially offset in Fiscal 1993 by the impact of the strike and lockouts and the subsequent promotional programs implemented in order to regain sales levels, the recapitalization expenses of $16.6 million and the provision for store closings of $6.0 million. Operating earnings were also affected by a pretax LIFO credit of $2.6 million in Fiscal 1993, compared to the pretax LIFO provision of $2.2 million in Fiscal 1992.

     Interest Expense. Interest expense for Fiscal 1993 was $189.3 million, a decrease of $8.5 million from the $197.8 million in Fiscal 1992. Interest income allocated to discontinued operations for Fiscal 1993 was $9.9 million compared to $12.9 million in Fiscal 1992. The lower interest expense, net of interest income related to income allocated to discontinued operations, was primarily due to the benefit of lower interest rates on the debt incurred in connection with the Recapitalization partially offset by additional interest on the accreted principal of Holdings 13.125% Discount Debentures.

     Income Taxes. As a result of the Company's net operating loss, the Company recorded income taxes receivable of approximately $22.4 million resulting from the carryback of such losses. The carryforward of those losses not carried back results in a net deferred tax asset of approximately $41.3 million at January 29, 1994. Since the Company has experienced pretax losses in each of Fiscal 1993, Fiscal 1992, and Fiscal 1991, the Company was unable to conclude that realization of such deferred tax assets was more likely than not. Accordingly, the Company has provided a valuation allowance of $38.4 million to fully reserve its net deferred tax assets, except for its alternative minimum tax credit carryforwards which do not expire. The valuation allowance will be adjusted when, in the opinion of management, significant positive evidence exists which indicates that its more likely than not that the Company will be able to realize deferred tax assets. Such reductions in the valuation allowance, if any, will be reflected as a component of income tax expense (see Note 23 to the Company's Consolidated Financial Statements).

     The Omnibus Budget Reconciliation Act of 1993 was signed into law on August 10, 1993, which, among other things, increased the federal income tax rates for corporations to 35% from 34%, effective

January 1, 1993. Deferred tax liabilities and assets have been adjusted to reflect the 1% increase in federal income tax rates.

     Summary of Continuing Operations. The Company's loss from continuing operations before extraordinary items and cumulative effect of accounting changes was $15.5 million in Fiscal 1993 compared to $17.1 million (excluding the write-off of the remaining goodwill balance of $600.7 million and the Purity Operations gain of $2.0 million) in Fiscal 1992. The decrease in the loss is primarily due to lower interest expense as a result of the Recapitalization, increased operating earnings as discussed above and the elimination of goodwill amortization, partially offset by the impact of the strike and lockouts and the subsequent promotional programs implemented in order to regain sales levels, the recapitalization expenses, and the provision for store closings.

     Extraordinary Items. In connection with the Recapitalization, the Company recorded a loss on early extinguishment of debt totalling $107.1 million, net of an income tax benefit, related to the repayment of outstanding debt and the write off of existing deferred financing fees associated with the Recapitalization.

     Cumulative Effect of Accounting Changes. In the fourth quarter of Fiscal 1993, the Company changed the method it utilizes to calculate LIFO store inventories related to its indirect wholly owned subsidiary, Pathmark. Prior to Fiscal 1993, the Company utilized a retail approach to determine current cost and a general warehouse purchase index to measure inflation in the cost of its merchandise inventories in its stores. The Company's change arose from the development and utilization in Fiscal 1993 of internal cost indices based on the specific identification of merchandise in its stores to measure inflation in the prices thereby eliminating the average and estimation inherent in the retail and general warehouse purchase index methods. The Company believes the use of such specific costs and internal indices results in a more accurate measurement of the impact of inflation in the cost of its store merchandise. The effect of this change as of January 31, 1993 resulted in a charge to income of $10.7 million, net of an income tax benefit of $7.8 million, and has been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statement of operations for Fiscal 1993. For Fiscal 1993, this change of method increased the LIFO credit by $1.3 million, resulting in a total LIFO credit of $2.6 million for Fiscal 1993. The effect of this change on prior periods was not determinable.


     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other then Pensions" ("SFAS No. 106"). Under SFAS No. 106, the Company is required to accrue the expected cost of providing postretirement benefits, principally health care and life insurance benefits, over the working careers of the Company's associates. The Company previously expensed the cost of these benefits as claims were paid.

     SFAS No. 106 allows two methods for recognizing the transition obligation, which is defined as the unfunded and unrecognized accumulated postretirement benefit obligation at the date of adoption. This obligation could be recognized immediately as an earnings charge in the year of the change, as the effect of a change in accounting principles, or deferred and amortized as a component of net periodic postretirement benefit cost. The Company recognized the transition obligation immediately upon adoption.

     The operating results for Fiscal 1993 include the effect of adopting the SFAS No. 106 transition obligation as of January 31, 1993 on an immediate recognition basis. The resulting $15.6 million charge represents the accumulated postretirement benefit obligation at January 31, 1993 amounting to $26.9 million, less an income tax benefit of approximately $11.3 million determined utilizing an assumed interest rate of 7.75%. This obligation was determined by application of the provisions of the Company's medical plans including established maximums and sharing of costs, relevant actuarial assumptions and health-care cost trend rates projected at 14.25% and grading down to 5.75% which is reached in Fiscal 1999.

     The annual charges recorded by the Company on a pay-as-you-go (cash basis) amounted to $1.2 million in each of Fiscal 1992 and Fiscal 1991. In Fiscal 1993, the effect of adopting SFAS No. 106 reduced the Company's pretax earnings from continuing operations by $1.8 million, representing the difference between the accrual in accordance with SFAS No. 106 and the amount paid with respect to these benefits.

     In the fourth quarter of Fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective January 31, 1993. Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily long-term disability, over the working careers of the Company's associates. The Company previously expensed the cost of these benefits as claims were paid. The adoption of this new statement did not have a material impact on the Company's operating results or financial position.


     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Prior to January 31, the Company's financial statements had been prepared in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS No. 96"). SFAS No. 96 and SFAS No. 109 require the calculation of deferred taxes using the asset and liability method. Under this method, deferred tax balances must be adjusted to reflect enacted changes in income tax rates and deferred taxes must be provided on book and tax basis differences. The implementation of SFAS No. 109 had no effect on the consolidated statements of operations, however, it resulted in a reclassification of the current and noncurrent deferred taxes since, in accordance with SFAS No. 109, the classification of such deferred taxes correspond with the classification of the related asset or liability which gave rise to the book and tax basis difference.

     Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents, and closed store liabilities are recorded at present value utilizing a discount rate based on the projected payout of these claims. The Company made a change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities and reduced such rate from 12%, representing the Company's effective interest rate, to a risk free rate, estimated at 4% in Fiscal 1993. The cumulative effect of this accounting change, as of January 31, 1993, totalled $11.6 million, net of an income tax benefit of $8.4 million. While this change increased total liabilities by approximately $20.0 million, the actual cash outflows to satify these liabilities will remain unchanged.


  Fiscal 1992 v. Fiscal 1991

     Sales. Sales for Fiscal 1992 were $4.34 billion compared to $5.32 billion in Fiscal 1991, a decrease of 18.4%. Excluding the Purity Operations, sales for Fiscal 1992 were comparable to Fiscal 1991. During Fiscal 1992 the Company opened three supermarkets, enlarged ten supermarkets, and completed major renovations in eight supermarkets. Three supermarkets were closed during Fiscal 1992. At fiscal year end, the Company operated 146 supermarkets, including 139 Pathmark Super Centers and 33 Pathmark freestanding drug stores. This compares with Fiscal 1991 year end, when the Company, excluding the Purity Operations, operated 146 supermarkets, including 139 Pathmark Super Centers and 32 Pathmark freestanding drug stores.

     Gross Profit. Gross profit for Fiscal 1992 was $1.16 billion or 26.6% of sales compared with $1.35 billion or 25.5% of sales in Fiscal 1991. Excluding the Purity Operations, gross profit for Fiscal 1991 was $1.11 billion or 25.8% of sales. This improvement in gross profit as a percentage of sales for Fiscal 1992 is attributable to the Company's continuing emphasis on large super stores allowing expanded variety in all departments, particularly higher margin perishables and service departments. The gross profit comparisons, excluding the Purity Operations, were affected by the pretax LIFO charge (which is included in cost of sales) for Fiscal 1992 of $2.2 million compared with $5.8 million in Fiscal 1991.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1992 period decreased $172.3 million or 16.2% compared to Fiscal 1991. As a percentage of sales, selling, general and administrative expenses were 20.6% for Fiscal 1992, up from 20.0% in Fiscal 1991. Excluding the Purity Operations, selling, general and administrative expenses as a percentage of sales were 19.9% in Fiscal 1991. The increase as a percentage of sales in the period was attributable to promotional costs representing 0.4%, employee benefit expenses representing 0.2%, public liability claims expense representing 0.2% and occupancy expense representing 0.1%, partially offset by administrative expense savings representing 0.2%.

     Depreciation and Amortization. Depreciation and amortization of $69.2 million for Fiscal 1992 was $23.9 million less than the $93.2 million in Fiscal 1991. Excluding the Purity Operations, depreciation and amortization for Fiscal 1991 was $73.4 million.

     Goodwill Write-Off. Since the Acquisition in 1987, the Company, as constituted prior to the Recapitalization, did not achieve the sales and earnings projections prepared at the time of the Acquisition due to the economic recession in the Company's geographic trading area, increased competitive pressures (from new and enlarged supermarkets, discount stores and warehouse club stores), the related weak retail environment and lower food inflation rates than were projected. These conditions have resulted in higher than expected losses and a significant deficiency in equity and negatively impacted the real estate and financial markets so that the Company was not able to achieve the new store growth, enlargements and remodeling anticipated in the projections. The Company determined, based on the trend of operating results for Fiscal 1988 through Fiscal 1992, and without anticipating the effects of the Recapitalization and Spin-Offs on future projections, that its projected results would not support the future amortization of the Company's remaining goodwill balance of $600.7 million.

     The methodology that the Company used to assess the recoverability of goodwill was to project results of operations forward 35 years, which represented the remaining life of the goodwill as of January 30, 1993, based on a five-year historical trend line of actual results. The Company believed that the projected future results, based on this historical trend, are the most likely scenario assuming a recapitalization is not consummated. The Company evaluated the recoverability of goodwill based on this forecast of future operations and income. The Company also evaluated recoverability based on the discounted value of this same forecast using a discount rate that reflects Pathmark's average cost of funds.

     Such methodology established that the goodwill balance was impaired as of January 30, 1993 and could not be recovered from results of future operations. The Company's forecast calculated projected revenue growth of approximately 0.5% per annum over the next 35 years, primarily as a result of limited capital available for new store growth, enlargements and remodelings, and indicated that operations conducted through the remaining life of the goodwill yielded a cumulative loss of $155.0 million on an undiscounted basis and $103.0 million on a discounted basis of measurement before the effects of goodwill amortization. Accordingly, the Company wrote off its remaining goodwill balance in the fourth quarter of Fiscal 1992.

     Operating Earnings. For Fiscal 1992, the Company reported an operating loss of $425.8 million compared to operating earnings of $172.0 million in Fiscal 1991. Excluding the Purity Operations, the Company's operating earnings were $143.7 million for Fiscal 1991. Excluding the write-off of the remaining goodwill balance of $600.7 million in Fiscal 1992, and the Purity Operations impact in Fiscal 1991, the Company's operating earnings for Fiscal 1992 were $174.9 million, an increase of 8% compared with $162.2 million from the prior year.


     Interest Expense. Interest expense declined $18.7 million to $197.8 million in Fiscal 1992 compared with $216.5 million in Fiscal 1991. Lower interest expense was due to the reduction in bank debt outstanding from the proceeds of the sale of the Purity Operations and lower interest rates partially offset by the net interest impact of the sale of the Old Notes.

     Gain on Sale of Photofinishing Plant. In Fiscal 1991, the Company sold its Coastal Photo photofinishing plant to Quality Photo Systems (East), Inc. (a subsidiary of Konica Corporation) for $5.7 million, including the assumption of leases, which resulted in a gain on sale of $4.1 million for Fiscal 1991. In addition, the Company entered into a servicing arrangement under which Quality Photo Systems (East), Inc. agreed to supply improved photofinishing services at lower than the Company's previous operating costs.

     Loss on Disposal of Purity Operations. On December 17, 1991, the Company completed the sale of the Purity Operations for approximately $257.0 million (as adjusted), including the assumption of certain indebtedness of the Purity Operations. The Company used a portion of the net cash proceeds from the sale to retire $155.0 million of the Term Loan. The Company applied the remaining net cash proceeds to repurchase Senior Subordinated Notes in open-market transactions during the second and third quarters of Fiscal 1992. The Company recognized a loss of $228.0 million on the disposal of the Purity Operations. Included in this loss is a write-off of approximately $214.0 million of goodwill related to the Purity Operations.

     Income Taxes. Although the Company reported pretax losses for Fiscal 1992, the Company generated taxable income due to the effect of amounts expensed for tax purposes, which were less than amounts used for financial reporting, primarily the goodwill write-off. In addition, the income tax benefit for the Fiscal 1991 included a net benefit of $6.9 million relating to a state income tax refund of prior years' taxes.

     Summary of Continuing Operations. Excluding the write-off of the remaining goodwill balance of $600.7 million and the Purity Operations gain of $2.0 million in Fiscal 1992 and the loss related to the disposal of Purity Operations of $228.0 million in Fiscal 1991, the Company's loss from continuing operations for Fiscal 1992 was $17.0 million compared to a loss from continuing operations of $23.5 million in Fiscal 1991. The improved results are due to lower interest expense, primarily as a result of the use of the net proceeds from the sale of the Purity Operations to reduce the outstanding balance of the Term Loan, and improved operating performance.

FINANCIAL CONDITION

     Recapitalization. During Fiscal 1993, the Board of Directors authorized management of the Company to proceed with the Recapitalization, which resulted in a refinancing of the Company's debt. On October 26, 1993, the Recapitalization was consummated. Pathmark borrowed $400.0 million under the Pathmark Term Loan and $50.0 million under the Pathmark Working Capital Facility, borrowed $436.6 million through the issuance of Pathmark Senior Subordinated Notes, issued $120.0 million initial principal amount of the Pathmark Deferred Coupon Notes, exchanged $95.8 million principal amount of Pathmark Subordinated Debentures for $95.8 million principal amount of Holdings Subordinated Debentures and exchanged $198.5 million principal amount of Pathmark Subordinated Notes for $198.5 million principal amount of Holdings Subordinated Notes. As part of the Recapitalization, PTK borrowed $126.1 million through the issuance of the PTK DIBs in a private placement and Plainbridge borrowed $3.5 million under the $50.0 million Plainbridge Working Capital Facility. The proceeds from the aforementioned borrowings were used to repay the Old Working Capital Facility, redeem the Holdings Senior Subordinated Notes and Holdings Discount Debentures and to purchase for cash $189.2 million aggregate principal amount of Holdings Subordinated Debentures.

     The Pathmark Subordinated Notes mature in Fiscal 2002 and contain a sinking fund provision that requires Pathmark to deposit $49.4 million (25% of the original aggregate principal amount) with the trustee of the Pathmark Subordinated Notes on June 15 in each of Fiscal 2000 and Fiscal 2001 for the redemption of the Pathmark Subordinated Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date, providing for the redemption of 50% of the original aggregate principal amount of such notes prior to maturity.

     The Pathmark Deferred Coupon Notes accrete to a maturity value of $225.3 million in Fiscal 2003. These notes begin paying cash interest semiannually on May 1, 2000 and have no sinking fund requirements.

     The PTK DIBs accrete to a maturity value of $218.3 million in Fiscal 2003. The PTK DIBs begin paying cash interest semiannually on June 30, 1999 and have no sinking fund requirements.


     The Pathmark Senior Subordinated Notes accrete to a maturity value of $440.0 million in Fiscal 2003. These notes begin paying cash interest semiannually on May 1, 1994 and have no sinking fund requirements.

     The Pathmark Subordinated Debentures mature in Fiscal 2002 and began paying semi-annual cash interest on December 15, 1993. These Debentures have no sinking fund requirements.

     The Recapitalization improved the Company's liquidity by eliminating the requirement to repay the $388.2 million principal amount of the Holdings 14.5% Senior Subordinated Notes due in 1997, partially offset by amortization requirements of the Pathmark Term Loan. The interest on the Recapitalization debt versus the interest on the debt repaid will reduce the Company's interest expense annually by approximately $33.8 million ($60.2 million on cash basis).

     Debt Service. During Fiscal 1993, total debt increased $173.6 million from the prior year end primarily due to the Recapitalization and lower earnings due to the impact of the strike and lockouts, partially offset by a $7.5 million reduction in other debt primarily as a result of a $5.7 million prepayment of a mortgage on the Rickel distribution center and a $2.5 million repayment of a mortgage on two Pathmark retail properties in connection with the Recapitalization. Borrowings under the Pathmark Working Capital Facility were $29.0 million at January 29, 1994 and have decreased to $26.0 million at April 26, 1994. Borrowings under the Plainbridge Working Capital Facility were $8.5 million at January 29, 1994 and have decreased to $7.0 million at April 26, 1994.

     Under the Pathmark Working Capital Facility, which expires in Fiscal 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million subject to an annual cleanup provision commencing in Fiscal 1994. Under the terms of the Pathmark cleanup provision, in each fiscal year loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. Under the Plainbridge Working Capital Facility, which expires in Fiscal 1996, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $50.0 million subject to an annual cleanup provision, commencing in Fiscal 1994. Under the terms of the Plainbridge cleanup provision, in each fiscal year, loans cannot be made for a period of 30 consecutive days. The Company satisfied the terms of the Pathmark cleanup provision for Fiscal 1994 during the first quarter of Fiscal 1994.


     Pathmark is required to repay a portion of its borrowings under the Pathmark Term Loan each year, which commenced in January 1994, so as to retire such indebtedness in its entirety by Fiscal 1999.

     The indebtedness under the Pathmark and Plainbridge Working Capital Facilities and the Pathmark Term Loan bear interest at floating rates. To the extent that certain indebtedness of the Company bears interest at floating rates, cash interest payments on that indebtedness may vary in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

     The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in millions):


                                                                                PRINCIPAL
FISCAL YEARS                                                                    PAYMENTS
- -------------------------------------------------------------------------  -------------------
  1994...................................................................       $    46.2
  1995...................................................................            38.2
  1996...................................................................            56.7
  1997...................................................................            58.3
  1998...................................................................           135.7
  1999...................................................................           138.8
  2000...................................................................            50.6
  2001...................................................................            50.0
  2002...................................................................           194.2
  2003...................................................................           692.7

     Liquidity: The consolidated financial statements of the Company indicates that at January 29, 1994, current liabilities exceed its current assets by $117.2 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities (see Note 10 of the Company's Consolidated Financial Statements) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the upcoming fiscal year with its various debt covenants.

     Holdings believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and future borrowing facilities not currently in place. Future refinancing may be necessary if cash flow from operations is not sufficient to meet its debt service requirements related to the amortization of the Term Loan and the maturity of the Working Capital Facility and certain mortgages in Fiscal 1998, the maturity of the Pathmark Term Loan in Fiscal 1999, and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes and the PTK DIBs due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient for payment of Pathmark's and PTK's indebtedness or that future borrowing facilities will be available. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.


     Preferred Stock Dividends. The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of Holdings. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Prior to the Recapitalization, the Old Working Capital Facility and the terms of the indentures governing the Company's public debt restricted the payment of cash dividends on the Holdings Exchangeable Preferred Stock unless certain conditions were met, including tests relating to earnings and cash flow ratios of Holdings. Prior to the Recapitalization, Holdings had not met the conditions permitting cash dividend payments on the Holdings Exchangeable Preferred Stock. Subsequent to the Recapitalization, the Company does not expect to receive cash flow sufficient to permit further payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of January 29, 1994, unpaid dividends of $21.5 million were accrued.

     Capital Expenditures. Capital expenditures related to Pathmark supermarkets and drug stores for Fiscal 1993, including property acquired under capital leases, were approximately $74.0 million compared to approximately $64.1 million for Fiscal 1992 and $56.9 million for Fiscal 1991. In Fiscal 1993, Pathmark opened four new Super Centers and completed 12 major renovations and five enlargements of its existing supermarkets. In Fiscal 1992, Pathmark opened three new Super Centers and completed eight major renovations and ten enlargements of its existing supermarkets. In Fiscal 1991, Pathmark opened one new Super Center and completed 13 major renovations and 15 enlargements of its existing supermarkets. The Company currently expects Pathmark to open up to five new Pathmark Super Centers during Fiscal 1994, two of which will replace smaller stores. The Company also expects Pathmark to complete up to 14 major renovations and ten enlargements in Fiscal 1994. During Fiscal 1994, Fiscal 1995 and Fiscal 1996, Pathmark plans to open 18 new Pathmark Super Centers, nine of which will replace smaller stores, and to complete up to 85 major renovations and enlargements, at a total investment of approximately $340.0 million including properties acquired under capital leases. The Company expects such investment to be approximately in the range of $110.0 million to $115.0 million each year during such period. Realization of this plan would increase supermarket selling square footage by more than 14% over the three year period, although the Company can give no assurance that Pathmark will be able to successfully complete the number of store openings, renovations and enlargements planned for each year during this period. Pathmark intends to fund this program through the leasing of certain properties and equipment and cash provided from operations. The extent of lease financing will depend on the availability of such financing on favorable terms and the amount of cash provided from operations. Pathmark believes that if a recapitalization were not consummated, the total capital expenditures would have been limited to approximately $125.0 million over the same period and would have resulted in approximately 30 renovations as well as the funding of ongoing projects for Fiscal 1993, which would not have materially altered Pathmark's total selling square footage.

     Cash Flows. Net cash provided by operating activities amounted to $66.9 million for Fiscal 1993, compared to $132.2 million for Fiscal 1992 and $138.0 million for Fiscal 1991. Cash provided by financing activities for Fiscal 1993 was $4.8 million, compared to cash used for financing activities of $69.4 million for Fiscal 1992 and $270.2 million for Fiscal 1991. The increase in cash provided by financing activities for Fiscal 1993 was primarily due to the net proceeds realized from the Recapitalization. The decrease in cash used for Fiscal 1992 compared to Fiscal 1991 primarily reflected the sale of the Subordinated Notes during Fiscal 1992 and greater use of cash to repay the Term Loan during Fiscal 1991, partially offset by greater use of cash to repay the Old Working Capital Facility during Fiscal 1992. Cash used for investing activities was $69.4 million for Fiscal 1993, compared to $63.1 million for Fiscal 1992 and cash provided by investing activities was $131.5 million for Fiscal 1991. Cash provided by investing activities during Fiscal 1991 reflected the proceeds of the sale of the Purity Operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        52 WEEKS ENDED
                                                                          -------------------------------------------
                                                                           JANUARY 29,    JANUARY 30,    FEBRUARY 1,
                                                                              1994           1993           1992
                                                                          -------------  -------------  -------------
Sales
  Pathmark..............................................................  $   4,207,187  $   4,339,834  $   4,323,030
  Purity................................................................             --             --        996,892
                                                                          -------------  -------------  -------------
Total sales.............................................................      4,207,187      4,339,834      5,319,922
Cost of sales (exclusive of depreciation and amortization shown
separately below).......................................................      3,052,483      3,183,951      3,965,404
                                                                          -------------  -------------  -------------
Gross profit............................................................      1,154,704      1,155,883      1,354,518
Selling, general and administrative expenses............................        920,835        894,261      1,066,605
Depreciation and amortization...........................................         67,665         69,243         93,173
Recapitalization expenses...............................................         16,612             --             --
Provision for store closings............................................          5,975             --             --
Amortization of goodwill................................................             --         17,459         22,681
Goodwill write-off......................................................             --        600,714             --
                                                                          -------------  -------------  -------------
Operating earnings (loss)...............................................        143,617       (425,794)       172,059
Interest expense........................................................        189,304        197,773        216,508
Interest income allocated to discontinued operations....................          9,869         12,953         12,748
Gain on sale of photofinishing plant....................................             --             --          4,068
Gain (loss) on disposal of Purity Operations............................             --          2,000       (227,985)
                                                                          -------------  -------------  -------------
Loss from continuing operations before income taxes, extraordinary items
  and cumulative effect of accounting changes...........................        (35,818)      (608,614)      (255,618)
Income tax provision (benefit)..........................................        (20,281)         7,176        (29,336)
                                                                          -------------  -------------  -------------
Loss from continuing operations before extraordinary items and
cumulative effect of accounting changes.................................        (15,537)      (615,790)      (226,282)
Loss from discontinued operations.......................................         (1,177)        (1,165)      (191,215)
                                                                          -------------  -------------  -------------
Loss before extraordinary items and cumulative effect of accounting
changes.................................................................        (16,714)      (616,955)      (417,497)
Extraordinary items, net of an income tax benefit of $9,354 in Fiscal
  1993, an income tax benefit of $3,276 in Fiscal 1992 and an income tax
  provision of $10,099 in Fiscal 1991...................................       (106,155)        (4,763)        15,055
                                                                          -------------  -------------  -------------
Loss before cumulative effect of accounting changes.....................       (122,869)      (621,718)      (402,442)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions, net of
     an income tax benefit of $11,289...................................        (15,636)            --             --
  Postemployment benefits, net of an income tax
     benefit of $1,813..................................................         (2,488)            --             --
  Change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities, net of an
income tax benefit of $8,430............................................        (11,570)            --             --
  Change in the method utilized to calculate last-in, first-out (LIFO)
     inventories, net of an income tax benefit of $7,770................        (10,664)            --             --
                                                                          -------------  -------------  -------------
Net loss................................................................       (163,227)      (621,718)      (402,442)
Less non-cash preferred stock accretion and
  dividend requirements.................................................        (18,771)       (18,025)       (13,813)
                                                                          -------------  -------------  -------------
Net loss attributable to common stockholders............................  $    (181,998) $    (639,743) $    (416,255)
                                                                          -------------  -------------  -------------
                                                                          -------------  -------------  -------------


                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                       JANUARY 29,    JANUARY 30,
                                                                                          1994           1993
                                                                                      -------------  -------------
    ASSETS
Current Assets
  Cash..............................................................................  $       6,168  $       3,806
  Accounts receivable, net..........................................................         15,428         12,182
  Merchandise inventories...........................................................        323,036        349,418
  Income taxes receivable...........................................................         22,422          2,524
  Prepaid expenses..................................................................         21,838         26,511
  Due from suppliers................................................................         20,600         25,302
  Other current assets..............................................................         12,432         11,197
                                                                                      -------------  -------------
       Total Current Assets.........................................................        421,924        430,940
Property and Equipment, Net.........................................................        645,843        636,811
Deferred Financing Costs, Net.......................................................         46,497         19,923
Deferred Income Taxes...............................................................          2,890             --
Investment in Purity Supreme (net of valuation allowance of $30,017
  at January 29, 1994 and $29,889 at January 30, 1993)..............................             --             --
Other Assets........................................................................         27,736         26,102
                                                                                      -------------  -------------
                                                                                      $   1,144,890  $   1,113,776
                                                                                      -------------  -------------
                                                                                      -------------  -------------
    LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
  Accounts payable..................................................................  $     282,771  $     263,480
  Current maturities of long-term debt..............................................         46,244          9,520
  Accrued payroll and payroll taxes.................................................         60,204         60,552
  Current portion of obligations under capital leases...............................         18,844         15,210
  Current portion of deferred income taxes..........................................             --          2,244
  Accrued interest payable..........................................................         16,633         40,674
  Accrued expenses and other current liabilities....................................        114,431        118,954
                                                                                      -------------  -------------
       Total Current Liabilities....................................................        539,127        510,634
                                                                                      -------------  -------------
Long-Term Debt......................................................................      1,415,236      1,278,315
                                                                                      -------------  -------------
Obligations Under Capital Leases, Long-Term.........................................        131,506        127,048
                                                                                      -------------  -------------
Deferred Income Taxes...............................................................             --         37,266
                                                                                      -------------  -------------
Other Noncurrent Liabilities........................................................        243,385        164,434
                                                                                      -------------  -------------
Redeemable Securities
  Exchangeable Preferred Stock, $.01 par value......................................        100,346         98,791
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671 shares at January 29, 1994 and
       January 30, 1993
    Liquidation preference, $25 per share: $122,267 at January 29, 1994 and
       January 30, 1993
                                                                                      -------------  -------------
       Total Redeemable Securities..................................................        100,346         98,791
                                                                                      -------------  -------------
Commitments and Contingencies
Stockholder's Deficit
  Class A Common Stock, $.01 par value..............................................              7              7
    Authorized: 1,075,000 shares
    Issued and outstanding: 650,675 shares at January 29, 1994 and
       January 30, 1993
  Class B Common Stock, $.01 par value..............................................              3              3
    Authorized: 1,000,000 shares
    Issued and outstanding: 320,000 shares at January 29, 1994 and
       January 30, 1993
  Paid-in Capital...................................................................        200,748        202,303
  Accumulated Deficit...............................................................     (1,485,468)    (1,305,025)
                                                                                      -------------  -------------
       Total Stockholder's Deficit..................................................     (1,284,710)    (1,102,712)
                                                                                      -------------  -------------
                                                                                      $   1,144,890  $   1,113,776
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                          CLASS A
                                                  CLASS A        CLASS B                  COMMON                       TOTAL
                                                  COMMON         COMMON       PAID-IN    STOCK IN    ACCUMULATED   STOCKHOLDER'S
                                                   STOCK          STOCK       CAPITAL    TREASURY      DEFICIT        DEFICIT
                                               -------------  -------------  ----------  ---------  -------------  -------------
Balance, February 2, 1991....................    $       6      $       3    $   87,130  $  (2,918) $    (251,953) $    (167,732)
  Net loss...................................           --             --            --         --       (402,442)      (402,442)
  Purchase of Class A common stock...........           --             --           349       (412)            --            (63)
  Exchange of Company common stock for SMG-II
common stock.................................            1             --         3,736      3,330             --          7,067
  Capital contribution from SMG-II of Company
preferred stock..............................           --             --        21,339         --             --         21,339
  Capital contribution from SMG-II of Company
merger debentures............................           --             --        35,142         --             --         35,142
  Capital contribution from SMG-II of Company
     senior notes, including accrued
interest.....................................           --             --        10,457         --             --         10,457
  Cash capital contribution from SMG-II......           --             --        12,260         --             --         12,260
  Gain on retirement of preferred stock......           --             --        30,797         --             --         30,797
  Dividends on preferred stock (.0352
     share per share of preferred stock).....           --             --            --         --        (12,395)       (12,395)
  Accretion on preferred stock...............           --             --        (1,418)        --             --         (1,418)
                                                       ---            ---    ----------  ---------  -------------  -------------
Balance, February 1, 1992....................            7              3       199,792         --       (666,790)      (466,988)
  Net loss...................................           --             --            --         --       (621,718)      (621,718)
  Dividends on preferred stock (.0352 share
per share of preferred stock) ...............           --             --            --         --        (12,214)       (12,214)
  Accrued dividends on preferred stock ($.88
per share)...................................           --             --            --         --         (4,303)        (4,303)
  Accretion on preferred stock...............           --             --        (1,508)        --             --         (1,508)
  Capital contribution from SMG-II of Company
     senior notes, including accrued
interest.....................................           --             --         4,019         --             --          4,019
                                                       ---            ---    ----------  ---------  -------------  -------------
Balance, January 30, 1993....................            7              3       202,303         --     (1,305,025)    (1,102,712)
  Net loss...................................           --             --            --         --       (163,227)      (163,227)
  Accrued dividends on preferred stock ($.88
per share)...................................           --             --            --         --        (17,216)       (17,216)
  Accretion on preferred stock...............           --             --        (1,555)        --             --         (1,555)
                                                       ---            ---    ----------  ---------  -------------  -------------
Balance January 29, 1994.....................    $       7      $       3    $  200,748  $      --  $  (1,485,468) $  (1,284,710)
                                                       ---            ---    ----------  ---------  -------------  -------------
                                                       ---            ---    ----------  ---------  -------------  -------------

                     See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            52 WEEKS ENDED
                                                                                 -------------------------------------
                                                                                 JANUARY 29,  JANUARY 30,  FEBRUARY 1,
                                                                                    1994         1993         1992
                                                                                 -----------  -----------  -----------
Operating Activities
  Net loss.....................................................................   $(163,227)   $(621,718)   $(402,442)
  Adjustments to reconcile net loss to net cash provided by
    operating activities
      Extraordinary (gain) loss on early extinguishment of debt................     106,155        4,763      (15,055)
      Cumulative effect of accounting changes..................................      40,358           --           --
      Depreciation and amortization............................................      67,665       69,243       93,173
      Deferred income tax benefit..............................................     (28,895)     (12,228)     (37,880)
      Amortization of goodwill.................................................          --       17,459       22,681
      Goodwill write-off.......................................................          --      600,714           --
      Interest accruable but not payable.......................................       3,312       18,480       45,688
      Amortization of original issue discount..................................       4,593       18,295       23,870
      Amortization of debt issuance costs......................................       4,767        4,369        5,208
      (Gain) loss on disposal of property and equipment........................         (93)       1,637         (320)
      Loss from discontinued operations........................................       1,177        1,165      191,215
      (Gain) loss on disposal of Purity Operations.............................          --       (2,000)     227,985
      Cash provided by (used for) operating assets and liabilities.............
        Accounts receivable, net...............................................      (3,246)        (580)         262
        Merchandise inventories................................................       7,948          441       (8,108)
        Income taxes receivable................................................     (19,898)      (2,026)        (498)
        Other current assets...................................................       7,500       (5,725)      (9,183)
        Accounts payable.......................................................      19,291       26,032       32,176
        Income taxes payable...................................................          --           --      (20,766)
        Other current liabilities..............................................     (15,224)       8,353       (9,672)
        Other noncurrent assets and liabilities, net...........................      34,749        5,504         (373)
                                                                                 -----------  -----------  -----------
          Cash provided by operating activities................................      66,932      132,178      137,961
                                                                                 -----------  -----------  -----------
Investing Activities
  Property and equipment expenditures..........................................     (70,853)     (65,622)     (59,446)
  Proceeds from disposition of property and equipment..........................       1,486          519        5,663
  Proceeds from note receivable................................................          --           --        1,163
  Proceeds from disposal of Purity Operations..................................          --        2,000      184,100
                                                                                 -----------  -----------  -----------
          Cash provided by (used for) investing activities.....................     (69,367)     (63,103)     131,480
                                                                                 -----------  -----------  -----------
Financing Activities
  Borrowings under Pathmark Term Loan..........................................     400,000           --           --
  Proceeds from issuance of Pathmark Senior Subordinated Notes.................     436,625           --           --
  Proceeds from issuance of Pathmark Deferred Coupon Notes.....................     120,000           --           --
  Proceeds from issuance of PTK Deferred Interest Bonds........................     126,100           --           --
  Proceeds from New Working Capital Facilities borrowings in connection with
    the Recapitalization.......................................................      53,500           --           --
  Purchase of Holdings Senior Subordinated Notes...............................    (388,192)     (72,208)          --
  Purchase of Holdings Subordinated Debentures.................................    (319,229)          --           --
  Purchase of Holdings Discount Debentures.....................................    (184,752)          --           --
  Repayment of Old Working Capital Facility in connection with the
Recapitalization...............................................................     (80,000)          --           --
  Premiums and other fees in connection with the Recapitalization..............     (98,499)          --           --
  Deferred financing fees in connection with the Recapitalization..............     (47,538)          --           --
  Increase (decrease) in Old Working Capital Facility borrowings prior to the
Recapitalization...............................................................      40,000      (53,280)     (43,000)
  Decrease in New Working Capital Facilities borrowings subsequent to the
Recapitalization...............................................................     (16,000)          --           --
  Decrease in Pathmark Term Loan subsequent to the Recapitalization............     (15,000)          --           --
  Old Working Capital Facility borrowings related to the sale of the Holdings
Subordinated Notes and purchase of Holdings Senior Subordinated Notes..........          --       16,280           --
  Increase in other borrowings.................................................       2,581        3,969        4,280
  Cash capital contribution from SMG-II........................................          --           --       12,714
  Proceeds from the sale of the Holdings Subordinated Notes....................          --      200,000           --
  Premium on purchase of Holdings Senior Subordinated Notes....................          --       (5,394)          --
  Fees associated with the sale of Holdings Subordinated Notes.................          --       (6,678)          --
  Repayment of Holdings Term Loan..............................................          --     (132,000)    (225,000)
  Repayment of other long-term borrowings......................................      (9,768)      (5,912)      (7,104)
  Reduction in obligations under capital leases................................     (15,031)     (14,182)     (11,762)
  Purchase of Class A common stock.............................................          --           --         (313)
                                                                                 -----------  -----------  -----------
          Cash provided by (used for) financing activities.....................       4,797      (69,405)    (270,185)
                                                                                 -----------  -----------  -----------
Increase (decrease) in cash....................................................       2,362         (330)        (744)
Cash at beginning of period....................................................       3,806        4,136        4,880
                                                                                 -----------  -----------  -----------
Cash at end of period..........................................................   $   6,168    $   3,806    $   4,136
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------


                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

     Supermarkets General Holdings Corporation and its wholly owned subsidiary SMG Acquisition Corporation ("SMG") were formed by Merrill Lynch Capital Partners, Inc., a wholly owned subsidiary of Merrill Lynch & Co., Inc., to effect the acquisition (the "Acquisition") of Supermarkets General Corporation ("Old Supermarkets"). On June 15, 1987, Supermarkets General Holdings Corporation completed the first step of the Acquisition when it acquired 32,800,000 shares (approximately 85%) of Old Supermarkets' common stock through a tender offer (the "Tender Offer") by SMG. The remaining outstanding common stock of Old Supermarkets was acquired on October 5, 1987 when SMG was merged with and into Old Supermarkets pursuant to a Merger Agreement dated April 22, 1987, as amended.

     The Acquisition was accounted for as a purchase, and accordingly, Holdings recorded the assets and liabilities of Old Supermarkets at their fair values at the date of the Acquisition. The tax basis for the assets and liabilities acquired was retained.

     In October 1989, Old Supermarkets adopted an amended and restated Plan of Liquidation pursuant to which it was liquidated into three wholly owned subsidiaries of Supermarkets General Holdings Corporation. In November 1989, pursuant to such Plan, Old Supermarkets transferred substantially all of the assets of its Purity Supreme division to two of the three above-mentioned wholly owned subsidiaries, Purity Supreme, Inc. and Li'l Peach Corp., and said subsidiaries assumed substantially all of the liabilities of Old Supermarkets related to such division. Old Supermarkets completed the liquidation just prior to the year ended February 3, 1990 by merging with the third of the above-mentioned wholly owned subsidiaries which retained the name Supermarkets General Corporation ("Supermarkets"). On December 17, 1991, Purity Supreme, Inc. and Li'l Peach Corp. were sold (see Note 26). Supermarkets General Holdings Corporation and its respective subsidiaries are hereafter collectively referred to as "Holdings" or the "Company".

     On November 15, 1990, SMG-II Holdings Corporation, a newly incorporated Delaware corporation ("SMG-II"), commenced offers to purchase for cash up to $155.5 million principal amount of the Company's Junior Subordinated Discount Debentures (the "Discount Debenture Offer") and up to 1.7 million shares of the Company's Cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock Offer"). Concurrently with the Discount Debenture Offer and Exchangeable Preferred Stock Offer, SMG-II commenced an exchange offer (the "Exchange Offer", together with the Discount Debenture Offer and Exchangeable Preferred Stock Offer, the "Offers") pursuant to which the then existing common stockholders of the Company could exchange on a one-for-one basis shares of the Company's common stock for shares of SMG-II's common stock. The Offers were subsequently amended to provide for offers to purchase up to $110.0 million principal amount of the Company's Junior Subordinated Discount Debentures (the "Discount Debentures") and up to 3.4 million shares of the Company's Cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock").

     In February 1991, SMG-II purchased approximately $74.1 million principal amount of the Discount Debentures at 33% of their principal amount and 2.7 million shares of Exchangeable Preferred Stock at $7.00 net per share, pursuant to the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, respectively. In addition, all outstanding shares of the Company's common stock were exchanged pursuant to the Exchange Offer. As a result of the Exchange Offer, SMG-II owns all of the Company's common stock and is effectively a holding company for the operations of the Company. SMG-II financed the Purchases by selling 417,500 shares of its Cumulative Convertible Preferred Stock (the "SMG-II Preferred Stock") for an aggregate purchase price of $83.5 million to various

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION--(CONTINUED) institutional investors. The holders of SMG-II's voting and non-voting common stock and SMG-II Preferred Stock include certain limited partnerships controlled directly or indirectly by Merrill Lynch Capital Partners, Inc. and certain indirectly wholly owned subsidiaries of Merrill Lynch & Co., Inc. ("ML & Co."). ML & Co. beneficially owns approximately 88.6% of the outstanding stock of SMG-II, and accordingly, controls SMG-II and, indirectly, the Company.

     Subsequent to the completion of the Offers in Fiscal 1991, SMG-II acquired through open market transactions approximately $21.3 million principal amount of Discount Debentures, $9.8 million principal amount of the Company's 14.5% Senior Subordinated Notes due 1997 (the "Senior Subordinated Notes") and 94,900 shares of Exchangeable Preferred Stock and made a capital contribution to the Company of such securities together with the amounts of the Discount Debentures and Exchangeable Preferred Stock purchased pursuant to the Discount Debenture Offer and Exchangeable Preferred Stock Offer, respectively, as well as cash sufficient to pay associated taxes. The Company has retired the Senior Subordinated Notes, Discount Debentures and Exchangeable Preferred Stock contributed by SMG-II.

     The accompanying consolidated financial statements of the Company indicate that at January 29, 1994 current liabilities exceed its current assets by $117.2 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working
Capital Facilities (see Note 10) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the upcoming fiscal year with its various debt covenants.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

     The financial statements include the accounts of the Company and its subsidiaries, all wholly owned. The Company intends to distribute Plainbridge to certain of the Company's stockholders. Accordingly, discontinued operations represent the results of operations related to the warehouse, transportation and real estate operations subsequent to the Plainbridge Spin-Off as well as the home center segment for all years presented (see Note 3).

  Fiscal Year:

     The Company's fiscal year ends on the Saturday nearest January 31 of the following calendar year. Normally each fiscal year consists of 52 weeks, but every five or six years, as was the case in Fiscal 1989, the fiscal year consists of 53 weeks.

  Reclassifications:

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1993 presentation.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Statements of Cash Flows:

     All short-term investments with a maturity of three months or less are considered to be cash equivalents. The Company had no such investments during all periods presented.

  Merchandise Inventories:

     Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out
(LIFO) basis. See Note 5 for the change in the method utilized to calculate LIFO store inventories related to the Company's indirect wholly-owned subsidiary, Pathmark Stores, Inc.

  Property and Equipment:

     Property and equipment are stated at cost. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over their estimated useful lives. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property's estimated useful life, whichever is shorter.

  Income Taxes:

     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Prior to January 31, 1993, the Company's financial statements had been prepared in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS No. 96"). SFAS No. 96 and SFAS No. 109 require the calculation of deferred taxes using the asset and liability method. Under this method, deferred tax balances must be adjusted to reflect enacted changes in income tax rates and deferred taxes must be provided on book and tax basis differences. The implementation of SFAS No. 109 had no effect on the consolidated statements of operations, however, it resulted in a reclassification of the current and noncurrent deferred taxes since, in accordance with SFAS No. 109, the classification of such deferred taxes correspond with the classification of the related asset or liability which gave rise to the book and tax basis difference (see Note 23).

  Deferred Financing Costs:

     Deferred financing costs are amortized on the interest method over the life of the related debt.

  Net Loss Per Common Share:

     Since the Company is a wholly owned subsidiary, loss per share information is not presented.

  Store Preopening and Closing Costs:

     Store preopening costs are expensed as incurred. Costs associated with the closing of stores, such as future rent and real estate taxes, net of expected sublease recovery, are expensed when management makes a decision to close such stores.

  Postretirement Benefits other than Pensions:

     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS No. 106"). In accordance with SFAS No. 106, the Company accrued for the cost of providing

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

postretirement benefits, principally health care and life insurance benefits, over the working careers of the Company's associates. The Company previously expensed the cost of these benefits as claims were paid (see Note 21).


  Postemployment Benefits:

     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). In accordance with SFAS No. 112, the Company accrued for the expected cost of providing postemployment benefits, primarily long-term disability, over the working careers of the Company's associates. The Company previously expensed the cost of these benefits as claims were paid (see Note
22).


NOTE 3--RECAPITALIZATION AND DISCONTINUED OPERATIONS

     During Fiscal 1993, the Board of Directors authorized management of the Company to proceed with a recapitalization plan (the "Recapitalization") consisting of a refinancing of the Company's debt.

     On October 26, 1993, the Recapitalization was consummated. Pathmark Stores, Inc. (formerly Supermarkets General Corporation, hereinafter referred to as "Pathmark") borrowed $450.0 million under a bank credit agreement, consisting of $400.0 million under a term loan facility ("the Pathmark Term Loan") and $50.0 million under a $175.0 million working capital facility (the "Pathmark Working Capital Facility"), borrowed $436.6 million from the issuance of its 9.625% Senior Subordinated Notes due 2003 (the "Pathmark Senior Subordinated Notes"), issued $120.0 million initial principal amount of its 10.75% Junior Subordinated Deferred Coupon Notes due 2003 (the "Pathmark Deferred Coupon Notes"), exchanged $95.8 million principal amount of its 12.625% Subordinated Debentures due 2002 (the "Pathmark Subordinated Debentures") for $95.8 million principal amount outstanding of Holdings Subordinated Debentures and exchanged $198.5 million principal amount of its 11.625% Subordinated Notes due 2002 (the "Pathmark Subordinated Notes") for $198.5 million principal amount outstanding of the Holdings Subordinated Notes. As part of the Recapitalization, PTK Holdings, Inc. ("PTK"), a newly formed wholly owned subsidiary of Holdings, borrowed $126.1 million through the issuance of its $130.0 million aggregate principal amount 10.25% Exchangeable Guaranteed Debentures due 2003 (the "PTK DIBs") in a private placement, which bonds the Company has guaranteed. The proceeds from the aforementioned borrowings were used to redeem the Old Working Capital Facility, Holdings 14.5% Senior Subordinated Notes due 1997 (the "Holdings Senior Subordinate Notes") and Holdings 13.125% Junior Subordinated Discount Debentures due 2003 (the "Holdings Discount Debentures") and to purchase $185.0 million aggregate principal amount of the Holdings 12.625% Subordinated Debentures due 2002 (the "Holdings Subordinated Debentures") from the Equitable Affiliates. In addition, on October 26, 1993, Plainbridge, Inc. ("Plainbridge"), a newly formed indirectly wholly owned subsidiary of the Company, borrowed $3.5 million under a $50.0 million bank revolving credit agreement (the "Plainbridge Working Capital Facility").

     In conjunction with the Recapitalization, the assets, liabilities and related operations of the Company's home centers segment as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service Pathmark's supermarkets and drug stores and certain inventories and real property, were contributed by Pathmark to Plainbridge and the shares of Plainbridge were distributed to PTK (the "Plainbridge Spin-Off"). As a result, PTK holds 100% of the capital stock of both Plainbridge and Pathmark. The Company intends to further spin-off Plainbridge to its common

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--RECAPITALIZATION AND DISCONTINUED OPERATIONS--(CONTINUED)

stockholder within the next year, although there can be no assurance that such spin-off will be consummated. Any such spin-off would require satisfying the dividend restrictions with respect to Holding's Exchangeable Preferred Stock (see Note 15) as well as obtaining consents from various lenders to Plainbridge and PTK. Accordingly, the accompanying consolidated statements of operations for all periods presented include the operating results of the Company's home centers segment as discontinued operations. The results of operations related to the warehouses and distribution facilities are included in the continuing operating results of the Company through the date of the Plainbridge Spin-Off since such operations represented a portion of the supermarkets and drug stores segment. Subsequent to the Plainbridge Spin-Off, the operating results related to the warehouses and distribution facilities are included as discontinued operations. The net assets of Plainbridge as of January 29, 1994 were approximately $223.5 million.


     In conjunction with the Recapitalization, Pathmark entered into a 10-year logistical services agreement with Plainbridge. The terms of the logistical services agreement were designed to require Plainbridge to continue to provide Pathmark with substantially the same level of supply and other logistical services as was available from the warehouse, distribution and processing facilities prior to the Plainbridge Spin-Off at substantially the same or a lower cost. Subsequent to the Plainbridge Spin-Off, these intercompany purchases from Plainbridge are included in the Company's continuing operations. The corresponding revenues generated by Plainbridge from such transactions are included in the Company's discontinued operations.

     Operating results of the discontinued operations were as follows (dollars in thousands):


                                                                           FISCAL YEARS
                                                             ----------------------------------------
                                                                1993(A)        1992          1991
                                                             -------------  -----------  ------------
Sales
  Rickel home centers......................................  $     343,643  $   344,279  $    409,679
  Affiliate................................................        705,785           --            --
  Other....................................................          6,164           --            --
                                                             -------------  -----------  ------------
Total sales................................................  $   1,055,592  $   344,279  $    409,679
                                                             -------------  -----------  ------------
                                                             -------------  -----------  ------------
Loss before income taxes(b)................................  $      (2,120) $    (2,069) $   (206,115)(c)
Income tax benefit.........................................           (943)        (904)      (14,900)
                                                             -------------  -----------  ------------
Net loss from discontinued operations......................  $      (1,177) $    (1,165) $   (191,215)
                                                             -------------  -----------  ------------
                                                             -------------  -----------  ------------


- ---------------

      (a)  Represents the results of operations related to the warehouse and distribution facilities subsequent to the
           Plainbridge Spin-Off as well as the Rickel's home center segment for the entire fiscal year.
      (b)  The home centers segment was not allocated any portion of the Company's Acquisition debt (see Note 10).
           However, the Company charged the home centers segment interest expense relating to a proportionate share of certain borrowings. These charges amounted to $13.1 million, $13.0 million, and $12.7 million in Fiscal 1993,
           Fiscal 1992 and Fiscal 1991, respectively, and are included in the results of the discontinued operations.

                                         (Footnotes continued on following page)

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--RECAPITALIZATION AND DISCONTINUED OPERATIONS--(CONTINUED)

(Footnotes continued from preceding page)

      (c)  Includes charges in connection with the Company's dispostion of 12 Rickel stores in connection with its strategic plan to withdraw from the Connecticut and Long Island, New York market areas (the "Home Centers
           Partial Disposition"). At the end of Fiscal 1993, ten stores were closed and have been partially or fully leased, subleased or assigned. One store has been closed and is expected to be subleased in the future and the lease for the remaining store is expected to terminate by mutual consent during Fiscal 1994. During the fourth quarter of Fiscal 1991, the Company recorded a charge of $23.6 million, including $16.3 million of non-cash charges (primarily related to the write-off of intangibles allocated to fixed assets as a result of the Acquisition) as a result of the Home Centers Partial Disposition. The Company determined that the reduced scope of operations and the increased competitive environment have impacted future prospects of the home centers segment and, therefore, the operations of the remaining Rickel stores would not support the future amortization of the home centers segment goodwill. Accordingly, the Company recorded a non-cash charge of
           $170.2 million in the fourth quarter of Fiscal 1991 accelerating the remaining amortization of goodwill related to its home centers segment.

     In connection with the Plainbridge Spin-Off and Recapitalization, the Company recorded a pretax charge of approximately $23.7 million in the third quarter of Fiscal 1993 to record estimated reorganization and restructuring costs, including an early retirement program offered to certain Company associates. During the fourth quarter of Fiscal 1993, the Company determined that the estimated costs related to the reorganization and restructuring were less than originally estimated and recorded a pretax credit of approximately $7.1 million. Of the total net pretax charge of $16.6 million for Fiscal 1993, $6.4 million related to the early retirement program and severance costs incurred to reduce the Company's workforce, $8.1 million related to the additional technical information systems costs incurred in order to accomplish the Plainbridge Spin-Off, and $2.1 million related to warehouse and consulting costs associated therewith. Through January 29, 1994, the Company has paid $11.9 million related to these costs. Management expects to pay the remaining $4.7 million included in other accrued expenses by the second quarter of Fiscal 1994.

NOTE 4--ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following (dollars in thousands):

                                                                                         JANUARY 29,  JANUARY 30,
                                                                                            1994         1993
                                                                                         -----------  -----------
Prescription plans.....................................................................   $  13,377    $  11,271
Other..................................................................................       3,842        2,625
                                                                                         -----------  -----------
Accounts receivable....................................................................      17,219       13,896
Less allowance for doubtful accounts...................................................       1,791        1,714
                                                                                         -----------  -----------
Accounts receivable, net...............................................................   $  15,428    $  12,182
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--MERCHANDISE INVENTORIES

     Merchandise inventories are comprised of the following (dollars in thousands):

                                                                                     JANUARY 29,  JANUARY 30,
                                                                                        1994         1993
                                                                                     -----------  -----------
Merchandise inventories at FIFO cost...............................................   $ 377,516    $ 386,901
Less LIFO reserve..................................................................      54,480       37,483
                                                                                     -----------  -----------
Merchandise inventories at LIFO cost...............................................   $ 323,036    $ 349,418
                                                                                     -----------  -----------
                                                                                     -----------  -----------


     In the fourth quarter of Fiscal 1993, the Company changed its method utilized to calculate LIFO store inventories related to its indirect wholly owned subsidiary, Pathmark. Prior to Fiscal 1993, the Company utilized a retail approach to determine current cost and a general warehouse purchase index to measure inflation in the cost of its merchandise inventories in its stores. The Company's change arose from the development and utilization in Fiscal 1993 of internal cost indices based on the specific identification of merchandise in its stores to measure inflation in the prices, thereby eliminating the averaging and estimation inherent in the retail and general warehouse purchase index methods. The Company believes the use of such specific costs and internal indices results in a more accurate measurement of the impact of inflation in the cost of its store merchandise. The effect of this change as of January 31, 1993 resulted in a charge to income of $10.7 million, net of an income tax benefit of $7.8 million, and has been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statement of operations for Fiscal 1993. This change of method increased the LIFO credit by $1.3 million, resulting in a total LIFO credit of $2.6 million for Fiscal 1993. The effect of this change on prior periods was not determinable.


     Liquidation of LIFO layers in the periods reported did not have a significant effect on the results of continuing operations.

NOTE 6--PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following (dollars in thousands):

                                                                                         JANUARY 29,  JANUARY 30,
                                                                                            1994         1993
                                                                                         -----------  -----------
Land...................................................................................   $  65,840    $  64,594
Buildings and building improvements....................................................     196,212      177,148
Fixtures and equipment.................................................................     225,582      234,114
Leasehold costs and improvements.......................................................     309,995      300,269
Transportation equipment...............................................................      19,771       22,705
Construction in progress...............................................................         680        3,985
                                                                                         -----------  -----------
Property and equipment, owned..........................................................     818,080      802,815
Property and equipment under capital leases............................................     176,496      155,813
                                                                                         -----------  -----------
Property and equipment, at cost........................................................     994,576      958,628
Less accumulated depreciation and amortization.........................................     348,733      321,817
                                                                                         -----------  -----------
Property and equipment, net............................................................   $ 645,843    $ 636,811
                                                                                         -----------  -----------
                                                                                         -----------  -----------

NOTE 7--GOODWILL

     In the fourth quarter of Fiscal 1992, the Company wrote off its remaining goodwill balance of $600.7 million.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--GOODWILL--(CONTINUED)
     Since the Acquisition in Fiscal 1987, the Company, as constituted prior to the Recapitalization, did not achieve the sales and earnings projections prepared at the time of the Acquisition due to the economic recession in the Company's geographic trading area, increased competitive pressures (from new and enlarged supermarkets, discount stores and warehouse club stores), the related weak retail environment and lower food inflation rates than were projected. These conditions resulted in higher than expected losses and a significant deficiency in equity and negatively impacted the real estate and financial markets so that the Company was not able to achieve the new store growth, enlargements and remodeling anticipated in the projections. The Company determined, based on the trend of operating results for Fiscal 1988 through Fiscal 1992, and without anticipating the effects of the Recapitalization and Spin-Offs on future projections, that its projected results, as of January 30, 1993, would not support the future amortization of the Company's remaining goodwill balance of $600.7 million.

     The methodology that management used to assess the recoverability of goodwill was to project results of operations forward 35 years, which represented the remaining life of the goodwill as of January 30, 1993, based on a five year historical trend line of actual results. Management believed that the projected future results, based on this historical trend, were the most likely scenario assuming a recapitalization was not consummated. Management evaluated the recoverability of goodwill based on this forecast of future operations and income. Management also evaluated recoverability based on the discounted value of this same forecast using a discount rate that reflected the Company's average cost of funds.

     Management believed that if a recapitalization was not consummated, Pathmark's total capital expenditures would be limited to approximately $125.0 million between Fiscal 1993 and Fiscal 1996 and would result in approximately 30 renovations as well as the funding of ongoing projects for Fiscal 1993, which would not materially alter Pathmark's total selling square footage. Assuming a recapitalization was not consummated, sales growth would be restricted to approximately 0.5% per year. Management's projection of 0.5% sales growth per year was derived from the Company's five-year historical sales trend and the management's estimate of future sales performance. In the projection, management assumed the five-year historical average rates of inflation, financing costs and competitive conditions to be representative during the projected period. Management believed that these projected future results so derived depict the Company's projected performance without the benefits of a recapitalization. Such projection indicated that operations to Fiscal 2026 yielded a cumulative loss of $155.0 million on an undiscounted basis and $103.0 million on a discounted basis of measurement before the effects of goodwill amortization.

NOTE 8--DEFERRED FINANCING COSTS

     Deferred financing costs are comprised of the following (dollars in thousands):

                                                                                        JANUARY 29,  JANUARY 30,
                                                                                           1994         1993
                                                                                        -----------  -----------
Deferred financing costs..............................................................   $  49,086    $  56,015
Less accumulated amortization.........................................................       2,589       36,092
                                                                                        -----------  -----------
Deferred financing costs, net.........................................................   $  46,497    $  19,923
                                                                                        -----------  -----------
                                                                                        -----------  -----------

     In connection with the Recapitalization, the Company incurred deferred financing costs of approximately $47.5 million. Also in connection therewith, the Company wrote off, as part of the extraordinary items, $16.8 million of deferred financing costs associated with debt which was extinguished (see Notes 3 and 18).

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                                                       JANUARY 29,  JANUARY 30,
                                                                                          1994         1993
                                                                                       -----------  -----------
Self-insured liabilities.............................................................   $  85,943    $  74,631
Pension and deferred compensation....................................................      15,975       14,216
Disposal of Purity Operations........................................................      41,028       34,700
Postretirement benefits other than pensions..........................................      35,670        6,700
Postemployment benefits..............................................................       4,938        1,093
Accrued dividends....................................................................      21,519        4,304
Other................................................................................      38,312       28,790
                                                                                       -----------  -----------
Other noncurrent liabilities.........................................................   $ 243,385    $ 164,434
                                                                                       -----------  -----------
                                                                                       -----------  -----------

     Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents, and closed store liabilities are recorded at present value utilizing a discount rate based on the projected payout of these claims. The Company made a change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities and reduced such rate from 12%, representing the Company's effective interest rate, to a risk free rate, estimated at 4% in Fiscal 1993. The cumulative effect of this accounting change as of January 31, 1993 totalled $11.6 million, net of an income tax benefit of $8.4 million. While this change increased total liabilities by approximately $20.0 million, the cash outflows to satisfy these liabilities will remain unchanged.


NOTE 10--LONG-TERM DEBT

     Long-term debt is comprised of the following (dollars in thousands):

                                                                                       JANUARY 29,    JANUARY 30,
                                                                                          1994           1993
                                                                                      -------------  -------------
Pathmark Term Loan..................................................................  $     385,000  $          --
Pathmark Working Capital Facility...................................................         29,000             --
Plainbridge Working Capital Facility................................................          8,500             --
10.25% PTK Exchangeable Guaranteed Debentures due 2003..............................        129,649             --
9.625% Pathmark Senior Subordinated Notes due 2003..................................        436,718             --
10.75% Pathmark Deferred Coupon Notes due 2003......................................        123,312             --
12.625% Pathmark Subordinated Debentures due 2002...................................         95,750             --
11.625% Pathmark Subordinated Notes due 2002........................................        198,517             --
11.625% Holdings Subordinated Notes due 2002........................................          1,483        200,000
13.125% Holdings Junior Subordinated Discount Debentures............................             --        183,801
Old Working Capital Facility........................................................             --         40,000
14.5% Holdings Senior Subordinated Notes............................................             --        388,192
12.625% Holdings Subordinated Debentures............................................             --        414,979
Industrial Revenue Bonds............................................................          6,375          6,375
Other Debt (primarily mortgages)....................................................         47,176         54,488
                                                                                      -------------  -------------
Total debt..........................................................................      1,461,480      1,287,835
Less current maturities.............................................................         46,244          9,520
                                                                                      -------------  -------------
Long-term portion...................................................................  $   1,415,236  $   1,278,315
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT--(CONTINUED)
  Scheduled Maturities of Debt:

     Long-term debt principal payments required during the next five fiscal years are as follows (dollars in thousands):

                                                                         PRINCIPAL
FISCAL YEARS                                                             PAYMENTS
- ----------------------------------------------------------------------  -----------
  1994................................................................  $    46,244
  1995................................................................       38,244
  1996................................................................       56,694
  1997................................................................       58,272
  1998................................................................      135,654
                                                                        -----------
                                                                        $   335,108
                                                                        -----------
                                                                        -----------

  Recapitalization:

     On October 26, 1993, the Recapitalization was consummated. Pathmark borrowed $400.0 million under the Pathmark Term Loan and $50.0 million under the Pathmark Working Capital Facility, borrowed $436.6 million through the issuance of Pathmark Senior Subordinated Notes, issued $120.0 million initial principal amount of Pathmark Deferred Coupon Notes, exchanged $95.8 million principal amount of Pathmark Subordinated Debentures for $95.8 million principal amount of Holdings Subordinated Debentures and exchanged $198.5 million principal amount of Pathmark Subordinated Notes for $198.5 million principal amount outstanding of the Holdings Subordinated Notes. As part of the Recapitalization, PTK borrowed $126.1 million through the issuance of PTK DIBs in a private placement which bonds the Company has guaranteed. The proceeds from the aforementioned borrowings were used to redeem the Old Working Capital Facility, Holdings Senior Subordinated Notes and Holdings Discount Debentures and to purchase $189.2 million aggregate principal amount of the Holdings Subordinated Debentures. In addition, on October 26, 1993, Plainbridge borrowed $3.5 million under the $50.0 million Plainbridge Working Capital Facility (see Notes 3 and 18).

     The indebtedness under the Pathmark and Plainbridge Working Capital Facilities and the Pathmark Term Loan bear interest at floating rates. Pathmark is required to repay a portion of its borrowings under the Pathmark Term Loan each year, which commenced in January 1994, so as to retire such indebtedness in its entirety by October 31, 1999. Under the Pathmark Working Capital Facility, which expires on July 31, 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million subject to an annual cleanup provision commencing in Fiscal 1994. Under the terms of the Pathmark cleanup provision, in each fiscal year loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. Subsequent to January 29, 1994, the Company satisfied its cleanup provision related to the Pathmark Working Capital Facility for Fiscal 1994. Under the Plainbridge Working Capital Facility, which expires in Fiscal 1996, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $50.0 million subject to annual cleanup provision, commencing in Fiscal 1994. Under the terms of the Plainbridge cleanup provision, in each fiscal year, loans cannot be made for a period of 30 consecutive days. Holdings believes that Pathmark and Plainbridge have sufficient unused borrowing capacity under their respective working capital facilities which can be utilized for unforeseen or seasonal cash requirements. At January 29, 1994 and April 26, 1994, Pathmark and Plainbridge, in the aggregate, had approximately $110.2 million and $112.8 million, respectively, in unused borrowing capacity under their working capital facilities. At January 29, 1994, the Company was in compliance
                                       41

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT--(CONTINUED)
with all of its debt covenants and based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance throughout the upcoming fiscal year with its various debt covenants.

     The PTK DIBs accrete to a maturity value of $218.3 million in Fiscal 2003. The PTK DIBs begin paying cash interest semiannually on June 30, 1999 and have no sinking fund requirements.

     The Pathmark Senior Subordinated Notes accrete to a maturity value of $440.0 million in Fiscal 2003. These notes begin paying cash interest semiannually on May 1, 1994 and have no sinking fund requirements.

     The Pathmark Deferred Coupon Notes accrete to a maturity value of $225.3 million in Fiscal 2003. These notes begin paying cash interest semiannually on May 1, 2000 and have no sinking fund requirements.

     The Pathmark Subordinated Debentures mature in Fiscal 2002 and began paying semi-annual cash interest on December 15, 1993. These Debentures have no sinking fund requirements.

     The Pathmark Subordinated Notes mature in Fiscal 2002 and contain a sinking fund provision that requires Holdings to deposit $49.4 million (25% of the original aggregate principal amount) with the trustee of the Pathmark Subordinated Notes on June 15 in each of Fiscal 2000 and Fiscal 2001 for the redemption of the Pathmark Subordinated Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date, providing for the redemption of 50% of the original aggregate principal amount of such notes prior to maturity.

     On April 30, 1993, the Company repaid $5.7 million of indebtedness secured by a mortgage on the distribution center of the home centers segment transferred to Plainbridge and on May 14, 1993, the Company repaid $2.5 million of indebtedness secured by mortgages on two Pathmark retail properties transferred to Plainbridge (see Notes 3 and 18).

     Under the Old Working Capital Facility, the Company could borrow or obtain letters of credit in an aggregate amount not to exceed $210.0 million at floating rates. On October 26, 1993, as part of the Recapitalization, the balance of $40.0 million outstanding was paid off.

     The Pathmark Term Loan, the Pathmark and Plainbridge Working Capital Facilities and the indentures for the recapitalized debt contain covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on the issuance of preferred stock by subsidiaries; (vi) limitation on issuances of guarantees of indebtedness by subsidiaries; (vii) limitation on transfer of assets to subsidiaries; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) restriction on mergers and transfers of assets.

  14.5% Holdings Senior Subordinated Notes due 1997:

     The Holdings Senior Subordinated Notes original maturity date was September 15, 1997. Interest was payable semi-annually in cash. On October 26, 1993, as part of the Recapitalization, the balance of $388.2 million principal amount outstanding was paid off.

     During Fiscal 1992, the Company retired $72.2 million principal amount of Holdings Senior Subordinated Notes, which were purchased through open market transactions utilizing a portion of the proceeds from the sale of the $200.0 million principal amount of 11.625% Subordinated Notes due 2002 (the "Subordinated Notes") as well as additional Old Working Capital Facility borrowings. In

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT--(CONTINUED)
addition, SMG-II purchased and made a capital contribution to the Company of $4.8 million principal amount of Senior Subordinated Notes, which were retired by the Company.

  12.625% Holdings Subordinated Debentures due 2002:

     The Holdings Subordinated Debentures mature on June 15, 2002. Interest on the Subordinated Debentures accrued semi-annually, but was not payable to holders thereof until December 15, 1992. Interest accrued but not paid was added to the original principal amount thereof in accordance with the terms of the indenture. On October 26, 1993, as part of the Recapitalization, $189.2 million principal amount of the balance outstanding was paid off, $95.8 million of the balance outstanding was exchanged for $95.8 million of Pathmark Subordinated Debentures and $130.0 million of the balance outstanding was exchanged for $130.0 million aggregate principal amount of the PTK DIBs.

  11.625% Holdings Subordinated Notes due 2002:

     On May 28, 1992, the Company completed a public offering of $200.0 million principal amount of the Holdings Subordinated Notes. The Subordinated Notes rank junior to indebtedness under the Bank Credit Agreement and the Senior Subordinated Notes, pari passu with the Subordinated Debentures and senior to the Discount Debentures. Interest on the Subordinated Notes is payable semi-annually. On October 26, 1993, as part of the Recapitalization, $198.5 million principal amount of the Holdings Subordinated Notes were exchanged for $198.5 million principal amount of Pathmark Subordinated Notes. Approximately $1.5 million principal amount of the Subordinated Notes remain outstanding.

  13.125% Holdings Junior Subordinated Discount Debentures Due 2003.

     The Holdings Junior Subordinated Discount Debentures were issued at a fair market value of $122.5 million with a maturity value of $311.0 million at October 5, 2003. The original issue discount (difference between fair market value at date of issue and maturity value) was amortized on the interest method over the life of the Discount Debentures. The Discount Debentures represented unsecured subordinated obligations of the Company and did not require cash interest payments for the first five years. On October 26, 1993, as part of the Recapitalization, the Discount Debentures were redeemed.


  Industrial Revenue Bonds:

     Interest rates for the industrial revenue bonds range from 10.5%-10.9%. The bonds are payable in installments ending in Fiscal 2003. The industrial revenue bonds outstanding at January 29, 1994 are unsecured.

  Other Debt:

     Other debt includes mortgage notes which are secured by property and equipment having a net book value of $72.1 million at January 29, 1994 and $88.6 million at January 30, 1993. Rates applied to these borrowings range from 4%-11%. The borrowings are payable in installments ending in Fiscal 2000.


  Fair Value of Debt Instruments:

     The estimated fair value of the debt instruments referred to above were based on the quoted market prices at January 29, 1994 and January 30, 1993, to the extent such debt instrument were publicly traded. Management has evaluated all non-publicly traded debt instruments and has determined based on interest rates and terms, that the fair value of such instruments approximates carrying value. At
                                       43

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT--(CONTINUED)
January 29, 1994 and January 30, 1993, the fair value of the Company's debt instruments in the aggregate was $1,509.8 million and $1,370.9 million, respectively.

NOTE 11--INTEREST EXPENSE

     Interest expense is comprised of the following (dollars in thousands):

                                                                                         FISCAL YEARS
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Pathmark Term Loan.........................................................  $     6,471  $        --  $        --
Pathmark Working Capital Facility..........................................          978           --           --
Plainbridge Working Capital Facility.......................................          118           --           --
Pathmark Senior Subordinated Notes
  Amortization of original issue discount..................................           93           --           --
  Currently payable........................................................       11,176           --           --
Pathmark Deferred Coupon Notes
  Accruable but not payable................................................        3,312           --           --
Pathmark Subordinated Debentures...........................................        3,156           --           --
Pathmark Subordinated Notes................................................        6,068           --           --
Amortization of PTK DIBs original issue discount...........................        3,549           --           --
Old bank credit agreement..................................................        4,337        7,595       35,257
Holdings Senior Subordinated Notes.........................................       41,573       60,550       68,796
Holdings Subordinated Debentures
  Accruable but not payable................................................           --       18,480       45,688
  Currently payable........................................................       38,711       32,744           --
Holdings Subordinated Notes................................................       17,253       15,629           --
Holdings Discount Debentures...............................................       20,794        9,196           --
Amortization of Holdings original issue discount...........................          951       18,295       23,870
Amortization of debt issuance costs........................................        4,767        4,369        5,208
Obligations under capital leases...........................................       14,818       15,500       20,354
Mortgages..................................................................        4,491        4,853        5,408
Other, net.................................................................        6,688       10,562       11,927
                                                                             -----------  -----------  -----------
Interest expense...........................................................  $   189,304  $   197,773  $   216,508
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

     The Company made cash interest payments of $196.6 million in Fiscal 1993, $132.8 million in Fiscal 1992 and $135.3 million in Fiscal 1991.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--LEASES

     At January 29, 1994 the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                                                            CAPITAL     OPERATING
                                                                                            LEASES       LEASES
                                                                                          -----------  -----------
1994....................................................................................  $    34,256  $    31,360
1995....................................................................................       31,076       30,852
1996....................................................................................       27,436       29,530
1997....................................................................................       24,309       27,772
1998....................................................................................       20,449       26,645
Later years.............................................................................      159,230      273,732
                                                                                          -----------  -----------
Total minimum lease payments(a).........................................................      296,756  $   419,891
                                                                                                       -----------
                                                                                                       -----------
Less executory costs (such as taxes, maintenance and insurance).........................        2,953
                                                                                          -----------
Net minimum lease payments..............................................................      293,803
Less amounts representing interest......................................................      143,453
                                                                                          -----------
Present value of net minimum lease payments (including current installments of
$18,844)................................................................................  $   150,350
                                                                                          -----------
                                                                                          -----------


- ---------------
(a) Net of sublease income of $12,472 and $68,203 for capital and operating leases, respectively.

     During Fiscal 1993, Fiscal 1992 and Fiscal 1991 the Company incurred capital lease obligations of $25.7 million, $8.7 million and $19.4 million, respectively, in connection with lease agreements to acquire property and equipment.

     Rent expense included in continuing operations under all operating leases having noncancellable terms of more than one year is summarized as follows (dollars in thousands):

                                                                                          FISCAL YEARS
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Minimum rentals................................................................  $  43,716  $  37,894  $  47,738
Contingent rentals(b)..........................................................        193        196      1,890
Less rentals from subleases....................................................     (4,329)    (3,831)    (5,777)
                                                                                 ---------  ---------  ---------
Rent expense...................................................................  $  39,580  $  34,259  $  43,851
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

- ---------------
(b) Primarily based on sales.

NOTE 13--LABOR DISPUTE

     The Company's pretax earnings in the second quarter of Fiscal 1993 were adversely impacted by a labor dispute and the related promotional programs implemented subsequent to such labor dispute in order to regain sales levels. The Company, with three other major supermarket companies (ShopRite, Foodtown and Grand Union), conducted separate but simultaneous negotiations with respect to an expired labor contract. The major issues of the contract concerned health care and related benefits. On May 7, 1993, the union began selective strikes against one of the Company's competitors. Over the course of the next three weeks, the labor dispute expanded until, on May 28, 1993, union members at over 250 supermarkets, including 53 Pathmark supermarkets, were either on strike or locked out. On May 29, 1993, the labor dispute was settled and, in June, the union membership ratified a new four-year contract, and the membership returned to work.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--PROVISION FOR STORE CLOSINGS

     Effective with the beginning of the second quarter of Fiscal 1993, the Company made a decision to close or dispose of five stores which the Company believes will continue to be unprofitable. As a result, the Company recorded a pretax charge in the second quarter of Fiscal 1993 of approximately $6.0 million. Operating results for these five stores have been excluded from the consolidated statements of operations for the 52 weeks ended January 29, 1994 since the beginning of the second quarter of Fiscal 1993.

NOTE 15--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

     The Company's Exchangeable Preferred Stock, which has a maturity date of December 31, 2007, consists of 9,000,000 authorized shares of which 4,890,671 shares are issued and outstanding at January 29, 1994. The fair market value of the Exchangeable Preferred Stock at date of original issuance of October 5, 1987 was $20 per share and the liquidation preference is $25 per share. Due to its mandatory redemption requirements, the Exchangeable Preferred Stock has been stated on the balance sheet as Redeemable Securities. The difference between fair market value at date of issue and liquidation preference is being accreted quarterly.

     Cumulative dividends at the rate of $3.52 per annum, payable quarterly, accrue on each share of Exchangeable Preferred Stock. The Old Bank Credit Agreement prohibited the payment of cash dividends through April 30, 1993. Dividends in additional shares of Exchangeable Preferred Stock were paid in lieu of cash at the rate of .0352 shares per share and recorded at fair value at the date of dividend issuance through October 15, 1992. As of January 29, 1994, the Company is in arrears on the payment of five quarterly dividends on the Exchangeable Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseable future.


     In the event of any liquidation, dissolution or winding up of the Company, holders of the Exchangeable Preferred Stock will be entitled to receive their full liquidation preference per share, together with accrued and unpaid dividends, before the distribution of any assets of the Company to the holders of shares of the Company's common stock or other shares which would rank junior to the Exchangeable Preferred Stock.

     The Exchangeable Preferred Stock may be redeemed, at the option of the Company, in whole or in part, at liquidation preference, together with all accrued and unpaid dividends to the redemption date. Optional redemption of the Exchangeable Preferred Stock will be subject to restricted payments and other similar provisions of the Company's debt instruments.

     Commencing December 31, 2004, the Company is required to redeem in each year 20% of the highest amount at any time outstanding of the Exchangeable Preferred Stock, calculated to retire 60% of the issue prior to final maturity with the remaining amount of the issue to be redeemed at maturity.

     If an amount equal to six quarterly dividends is in arrears in whole or in part, the holders of the Exchangeable Preferred Stock voting as a class, may elect two members of the Board of Directors of the Company at a special meeting called by the Company until such time as all accrued dividends on the Exchangeable Preferred Stock shall have been paid for all dividend periods.

     The Company has the option to require holders to exchange the Exchangeable Preferred Stock on any dividend payment date, in whole or in part, for exchange debentures (the "Exchange Debentures") of the Company. Such option is available at any time if (a) no event of default exists under any of the Company's loan agreements and (b) the exchange is allowed under the provisions of the limitation on

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED) the Company's indebtedness and other applicable provisions of the Company's loan agreements. Any such exchange will result in the issuance of Exchange Debentures in an amount equal to the aggregate liquidation preference of all shares of Exchangeable Preferred Stock being exchanged into Exchange Debentures and an amount equal to all accrued but unpaid dividends.

     During Fiscal 1991, SMG-II made a capital contribution to the Company of
2.8 million shares of Exchangeable Preferred Stock purchased pursuant to the Exchangeable Preferred Stock Offer and open market transactions. The Company has retired these shares (see Note 1).

     At January 29, 1994, the fair value of the Exchangeable Preferred Stock based on quoted market price was $136.9 million. Exchangeable Preferred Stock activity for the three years ended January 29, 1994 was as follows (dollars in thousands):

                                                                                        NUMBER OF
                                                                                          SHARES       AMOUNT
                                                                                       ------------  -----------
Balance, February 2, 1991............................................................     6,647,649  $   123,392
  Retirement of shares contributed from SMG-II.......................................    (2,808,772)     (52,136)
  Non-cash dividends.................................................................       569,728       12,395
  Accretion..........................................................................            --        1,418
                                                                                       ------------  -----------
Balance, February 1, 1992............................................................     4,408,605       85,069
  Non-cash dividends.................................................................       482,066       12,214
  Accretion..........................................................................            --        1,508
                                                                                       ------------  -----------
Balance, January 30, 1993............................................................     4,890,671       98,791
  Accretion..........................................................................            --        1,555
                                                                                       ------------  -----------
Balance, January 29, 1994............................................................     4,890,671  $   100,346
                                                                                       ------------  -----------
                                                                                       ------------  -----------

     The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Prior to the Recapitalization, the Old Bank Credit Agreement and the terms of the indentures governing the Company's public debt restricted the payment of cash dividends on the Exchangeable Preferred Stock unless certain conditions were met, including tests relating to earnings and cash flow ratios of the Company. Prior to the Recapitalization, the Company had not met the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. However, these tests were not deemed to be a default under the Old Bank Credit Agreement or Holdings public debt. Holdings does not expect to receive cash flow sufficient to permit payments of dividends on the Holdings Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at January 29, 1994, the unpaid dividends of $21.5 million was accrued and included in other noncurrent liabilities.

     Dividends on the Exchangeable Preferred Stock must be paid in full for all prior periods as of the most recent dividend payment date before any dividends, other than dividends payable in shares of the Company's common stock or any other class of the Company's capital stock ranking junior to the Exchangeable Preferred Stock, can be paid or set apart for payment to holders of common stock or any other shares which would rank junior to the Exchangeable Preferred Stock.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED)
     In addition, dividends on the Exchangeable Preferred Stock must be paid in full for all prior periods before the redemption or purchase by the Company of shares of common stock or any other shares which would rank junior to the Exchangeable Preferred Stock.

NOTE 16--COMMON STOCK

     The Company's authorized common stock, par value $.01 per share, consists of 1,075,000 shares of Class A common stock and 1,000,000 shares of Class B common stock of which 650,675 shares and 320,000 shares, respectively, were issued and outstanding at January 29, 1994 and January 30, 1993.

     Holders of shares of Class A common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of Class B common stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of the Company. Subject to compliance with certain procedures, holders of Class B common stock may exchange their shares for Class A common stock and holders of Class A common stock may exchange their shares for shares of Class B common stock on a share-for-share basis. Upon liquidation or dissolution of the Company, holders of the Company's common stock are entitled to share ratably in all assets available for distribution to stockholders after payment of all prior claims, including liquidation rights of any Exchangeable Preferred Stock outstanding. Holders of the Company's common stock have no preemptive or subscription rights.

     On February 4, 1991, as a result of the consummation of the Exchange Offer, all shares of the Company's Class A common stock and Class B common stock were owned directly by SMG-II. SMG-II is effectively a holding company for the operations of the Company (see Note 1).

     The Company and certain executives of Supermarkets ("Management Investors") entered into a management subscription agreement under which, on October 5, 1987, the Management Investors purchased an aggregate of 100,000 shares of Class A common stock for consideration of $100 per share. In connection with the Exchange Offer, the Management Investors entered into an agreement (the "Management Investors Exchange Agreement") with respect to the SMG-II common stock which was received in exchange for the Company's Class A common stock. Under the terms of the Bank Credit Agreement there are limitations in the amount of repurchases from Management Investors to $2 million during any fiscal year and $5 million in the aggregate. Prior to the Exchange Offer, all of the Class A common stock held by Management Investors was classified as Redeemable Securities. In Fiscal 1991, prior to the Exchange Offer, the Company repurchased 3,490 shares from Management Investors at an aggregate cost of $.4 million.

     Certain Management Investors who purchased shares of Class A common stock borrowed a portion of the purchase price from the Company and were required to deliver a note to the Company ("Recourse Note") in the principal amount of the loan. Interest on the Recourse Note is to be paid annually and the principal is payable on the tenth anniversary of the date of issue. Each Management Investor who issued a Recourse Note was required to enter into a stock pledge agreement ("Stock Pledge Agreement") with the Company pursuant to which the Management Investor pledged shares of Class A common stock to secure the repayment of the Recourse Note. In connection with the Exchange Offer, each Management Investor who issued a Recourse Note was required to execute an amendment to the Stock Pledge Agreement which provided for the substitution of the SMG-II common stock received in the Exchange Offer for the Company Class A common stock to secure the repayment of the Recourse Note. In connection with the repurchases of common stock from Management Investors, approximately $.1 million of Recourse Notes were repaid during Fiscal 1991. No payments were made

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--COMMON STOCK--(CONTINUED)
during Fiscal 1993 and Fiscal 1992. Recourse Notes in the amount of approximately $1.7 million were outstanding at January 29, 1994 and January 30, 1993. The Recourse Notes have been classified as Other Assets.

NOTE 17--STOCK OPTION PLANS

     The Management Investors 1987 Stock Option Plan (the "Management Plan") and the 1987 Employee Stock Option Plan (the "Employee Plan") were approved by the Board of Directors of the Company on November 24, 1987 and by the Stockholders on December 21, 1987. Under the terms of the Management and the Employee Plans, associates receive either incentive stock options or nonqualified stock options, the duration of which may not exceed ten years from the date of grant, to purchase shares of the Company's Class A common stock. In connection with the Exchange Offer, adjustments to outstanding options under the Management and the Employee Plans were made. As a result of these adjustments, each option under the Management and the Employee Plans outstanding on February 4, 1991 became an option for the purchase of an equal number of shares of SMG-II Class A common stock.

NOTE 18--EXTRAORDINARY ITEMS

     The extraordinary items reflected in the statements of operations are comprised of (dollars in thousands):

                                                                                           TAX          NET
                                                                              GAIN      PROVISION       GAIN
    FISCAL 1993                                                              (LOSS)     (BENEFIT)      (LOSS)
- ------------------------------------------------------------------------  ------------  ----------  ------------
Loss on early extinguishment of indebtedness............................  $   (115,509) $   (9,354) $   (106,155)
                                                                          ------------  ----------  ------------
                                                                          ------------  ----------  ------------
    FISCAL 1992
- ------------------------------------------------------------------------
Loss on acceleration of Term Loan paydown...............................  $     (1,087) $     (455) $       (632)
Loss on early extinguishment of Senior Subordinated Notes...............        (6,952)     (2,821)       (4,131)
                                                                          ------------  ----------  ------------
Extraordinary items.....................................................  $     (8,039) $   (3,276) $     (4,763)
                                                                          ------------  ----------  ------------
                                                                          ------------  ----------  ------------
    FISCAL 1991
- ------------------------------------------------------------------------
Gain on early extinguishment of Discount Debentures.....................  $     27,804  $   11,214  $     16,590
Loss on acceleration of Term Loan paydown...............................        (2,257)       (943)       (1,314)
Loss on early extinguishment of Senior Subordinated Notes...............          (393)       (172)         (221)
                                                                          ------------  ----------  ------------
Extraordinary items.....................................................  $     25,154  $   10,099  $     15,055
                                                                          ------------  ----------  ------------
                                                                          ------------  ----------  ------------

     On October 26, 1993, in connection with the Recapitalization, the Company repaid or exchanged $1.3 billion of debt through the issuance of new Pathmark and PTK indebtedness. This repayment of outstanding debt and origination of new debt included premiums and other expenses, including the write off of existing deferred financing fees associated with debt which was extinguished, which resulted in a net loss on early extinguishment of debt of $106.0 million.

     On July 31, 1993, in connection with the Recapitalization, the Company repaid $2.5 million principal amount of indebtedness secured by mortgages on two retail properties to be transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of debt of $0.06 million.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--EXTRAORDINARY ITEMS--(CONTINUED)
     On May 1, 1993, in connection with the Recapitalization, the Company repaid $5.7 million aggregate principal amount of indebtedness secured by a mortgage on the distribution center of the home centers segment to be transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of debt of $0.1 million.

     In May 1992, the Company paid off the remaining $132.0 million principal outstanding under the Term Loan by utilizing a portion of the proceeds from the sale of the Subordinated Notes resulting in the accelerated amortization of the deferred financing costs related to the Term Loan of $1.1 million, before applicable income tax benefit of $0.5 million.

     In June 1992, utilizing a portion of the proceeds from the sale of the Subordinated Notes as well as additional Working Capital Facility borrowings, the Company, through open market purchases, purchased $71.0 million principal amount of Senior Subordinated Notes at a cost of $76.0 million. The premium paid of $5.0 million, as well as the accelerated amortization of deferred financing costs and transaction expenses of $1.5 million related to the repurchased Senior Subordinated Notes, resulted in a loss of $6.5 million, before applicable income tax benefit of $2.6 million.


     In October 1992, SMG-II purchased and subsequently contributed to the Company $4.8 million principal amount of Senior Subordinated Notes and the Company, through open market purchases, purchased an additional $1.2 million principal amount of Senior Subordinated Notes. The premium paid on the contributed and purchased Senior Subordinated Notes of $0.3 million, as well as the accelerated amortization of deferred financing costs and transaction expenses of $0.1 million related to the repurchased Senior Subordinated Notes resulted in a loss of $0.4 million, before applicable income tax benefit of $0.2 million.

     In March 1991, SMG-II made a capital contribution to the Company of $95.4 million face value of the Company's Discount Debentures which were acquired by SMG-II in February 1991 pursuant to the Discount Debenture Offer and additional open market purchases for an aggregate cost of $33.2 million. The Discount Debentures, which had a net accreted book value of $62.9 million, were retired by the Company resulting in a gain of $27.8 million, net of $1.9 million of transaction expenses, before applicable income tax provision of $11.2 million.

     In December 1991, the Company permanently reduced its Term Loan $155 million by applying a portion of the net cash proceeds from the disposal of the Purity Operations resulting in an accelerated amortization of the deferred financing cost related to the Term Loan of $2.3 million, before applicable income tax benefit of $0.9 million.

     In January 1992, SMG -II made a capital contribution to the Company of $9.8 million face value of the Company's Senior Subordinated Notes which were acquired by SMG-II through open market purchases in February 1991. The Company has retired the Senior Subordinated Notes resulting in an accelerated amortization of deferred financing costs and transactions expenses of $0.4 million, before applicable income tax benefit of $0.2 million.

     Income taxes on the extraordinary items for Fiscal 1992 and Fiscal 1991 have been provided based on statutory income tax rates.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--RELATED PARTY TRANSACTIONS

     The following is a summary of the related party agreements and transactions between Pathmark and Plainbridge:

1) Spin-off:

  A) Services Agreements:

     Pathmark, Plainbridge and the Company have entered into agreements pursuant to which Pathmark will continue to provide certain administrative services relating to the warehouse, distribution and home centers operations of Plainbridge and certain administrative services to Chefmark. Such services include, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. Each of the agreements have a term of five years, with renewal options at the end of such term. The cost of the services under the Plainbridge and Chefmark service agreements in the aggregate was approximately $4.2 million for the period ended January 29, 1994.


  B) The Logistical Services Agreement:

     In connection with Plainbridge Spin-Off, Pathmark Plainbridge have entered into the Logistical Services Agreement to provide for the supply by Plainbridge to Pathmark of most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. Pursuant to the Logistical Services Agreement, Pathmark directs the purchase of the merchandise to be provided to it by Plainbridge. Pathmark negotiates directly with vendors regarding the types of merchandise required, the quantities needed, delivery schedules, pricing, and all other terms and conditions of sale. All merchandise is ordered by Pathmark for the account of Plainbridge, which will pay for and will retain title to such merchandise until it has been delivered to Pathmark. If requested by a vendor, Pathmark, in its sole discretion, may guarantee payment of such orders by Plainbridge. At January 29, 1994, Pathmark has guaranteed approximately $42.8 million of such orders. In general, the Logistical Services Agreement also requires Plainbridge to perform the same services in substantially the same manner as they were performed by Pathmark's warehouse and distribution group prior to the Plainbridge Spin-Off.


     The Logistical Services Agreement requires that, with certain exceptions and subject to certain termination rights, Plainbridge is to sell to Pathmark, for a period of ten years, to the extent requested by Pathmark, all of Pathmark's merchandise requirements for both its existing and future stores. In addition, Pathmark has five one-year renewal options following the expiration of the original ten-year term. The Logistical Services Agreement does not limit Pathmark's ability to purchase goods from other suppliers, and merchandise that Pathmark customarily obtains directly from vendors is excluded from the Logistical Services Agreement.

     The Logistical Services Agreement provides that Plainbridge is to store and deliver to Pathmark all merchandise purchased at Pathmark's directions. Pathmark is required in good faith to designate Plainbridge as its carrier with respect to merchandise customarily shipped directly from vendors to Pathmark's stores. Plainbridge is required to maintain inventory with a book value of at least $130.0 million for the exclusive use of Pathmark, and to the extent that the inventory value falls below such level, Plainbridge must purchase sufficient merchandise to maintain such level to the extent such merchandise is ordered by Pathmark. Plainbridge is also required to accommodate physical annual increases of up to five percent in the volume of Pathmark directed purchases of merchandise to be handled by Plainbridge. Pathmark is to reimburse Plainbridge for all reasonable incremental out-of-

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--RELATED PARTY TRANSACTIONS--(CONTINUED) pocket costs (but not capital costs) incurred by Plainbridge for the storage and handling of merchandise that is in excess of the five percent annual capacity increase, provided that such out-of-pocket costs do not exceed the costs of storage and handling at local independent warehouses.

     Upon the delivery of merchandise to Pathmark's stores by Plainbridge, Pathmark will owe Plainbridge for the cost of the merchandise plus a specified variable payment. This payment will vary according to the type and value of the merchandise. A minimum annual fee will be payable by Pathmark to the extent that the aggregate of the variable fees described above payable in any year does not exceed the minimum annual fee. The annual fee for Fiscal 1994 is $134.9 million and such fee is adjusted upward (but not downward) each fiscal year by the rate of inflation. This fee approximates the historical cost to Pathmark of operating the warehouse, distribution and transportation facilities. The initial minimum annual fee was determined by applying the variable fees to 95% of the volume of merchandise purchased in Fiscal 1992 by Pathmark. Pathmark is obligated to pay the minimum annual fee to Plainbridge irrespective of whether Pathmark purchases merchandise from other suppliers, except in cases of force majeure or when Plainbridge shall have materially breached the Logistical Services Agreement or shall have failed to obtain or maintain the licenses and permits needed to operate its business. The minimum annual fee will be reduced to the extent that the volume of merchandise purchases decreases as a result of any store dispositions by Pathmark and will also be reduced if the volume of Pathmark-directed merchandise falls below 90% of the actual volume achieved in Fiscal 1992, to the extent that Plainbridge is, as a result able to realize reductions in its operating costs. Under this agreement, Pathmark paid Plainbridge approximately $36.1 million during the period from the date of the Plainbridge Spin-Off to January 29, 1994. Plainbridge grants Pathmark an allowance, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction, which is credited against the variable fees and minimum annual fee obligation. For the period from the date of the Plainbridge Spin-Off through January 29, 1994, an allowance of approximately $6.6 million was received by Pathmark. In addition, certain cost benefits derived from increases in the volume or value of merchandise purchased from Plainbridge by Pathmark or third parties is to be shared equally between Pathmark and Plainbridge. Estimated fees are payable in weekly installments with an annual reconciliation for the amount of fees that are actually payable for such year. Pathmark will pay to Plainbridge the costs of the merchandise at the time a vendor requires payment from Plainbridge.


     The Logistical Services Agreement provides that Plainbridge may sell merchandise and provide logistical services to third parties, although it is not permitted to sell merchandise to supermarkets, drug stores and other retail stores stocking merchandise carried by Pathmark in Pathmark's current market areas, except for retail stores that do not in the ordinary course of business engage to a significant degree in the sale of food or pharmacy related products, without Pathmark's prior written consent which consent may not be unreasonably withheld. Plainbridge is also permitted to "piggyback" such third parties' orders onto Pathmark's orders from vendors, so long as they do not interfere with Pathmark's delivery schedules, quantity needs or other requirements.

     Plainbridge and Pathmark are allowed to terminate the Logistical Services Agreement if the other (i) materially breaches its terms and fails to cure such breach for 60 days after written notice has been provided by the other party or
(ii) experiences certain insolvency events. Additionally, following the fourth anniversary of the date of the Logistical Services Agreement, the Company has the option of terminating it at will on six months' notice. If Pathmark terminates the Logistical Services Agreement because of a material breach by, or insolvency of, Plainbridge, Pathmark has the right to purchase, within 30 days of the termination, that portion of the assets of Plainbridge which is essential to the support of Plainbridge's obligations to Pathmark under the Logistical Services Agreement (the

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--RELATED PARTY TRANSACTIONS--(CONTINUED)
"Pathmark Distribution Assets") at the lower of (i) their net book value or (ii) their fair market value. If the Company exercises its at will option to terminate the Logistical Services Agreement, the Company is required to offer to purchase the Pathmark Distribution Assets at their fair market value. If Plainbridge terminates the Logistical Services Agreement because of a material breach by, or insolvency of Pathmark, Plainbridge has the right to sell (and Pathmark will have the obligation to buy) the Pathmark Distribution Assets at their fair market value within 30 days of such termination.

     Other than in the ordinary course of business, Plainbridge is not permitted to sell any of the Pathmark Distribution Assets without Pathmark's prior written consent. Additionally, in the event of a change in the ultimate beneficial ownership of Plainbridge's voting stock such that a person, other than ML & Co. or an affiliate of ML & Co. (the majority shareholder of Holdings), holds a majority of such stock, the Company has for a period of two years, the irrevocable and exclusive right to purchase any or all of the Pathmark Distribution Assets at their fair market value.

     Other provisions of the Logistical Services Agreement include (i) that Plainbridge passes on to Pathmark all discounts and allowances made available to it by vendors in respect of merchandise purchased for Pathmark, unless such discounts or allowances were made available solely as a result of actions taken or not taken by Plainbridge, (ii) that Plainbridge must ensure that merchandise quality meets or exceeds the standards established by Pathmark for such merchandise, and that Pathmark may place its representatives at the Distribution Facilities to ensure that such quality is maintained, (iii) that Plainbridge deliver merchandise to Pathmark at a 98% or better level of service measured in accordance with Pathmark's practices prior to the Plainbridge Spin-Off, (iv) that Pathmark pay Plainbridge for any use of trailers for storage and (v) that each of Pathmark and Plainbridge cooperate to reduce costs and improve service levels.

2) Other:

     In conjunction with the Plainbridge Spin-Off, certain real property with a net book value of $64.5 million was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. For the period from the date of the Plainbridge Spin-Off through January 29, 1994, such rentals amounted to $1.1 million.

     In addition, Pathmark is leasing six store properties to Plainbridge with a net book value of $9.5 million. The Company believes that the rentals received from Plainbridge approximate fair value. For the period from the date of the Plainbridge Spin-Off through January 29, 1994, such rentals amounted to $1.0 million.

     As discussed in Note 16, certain Management Investors issued Recourse Notes to the Company related to the purchase of the Company's Class A common stock. These Management Investors have pledged shares of SMG-II Class A common stock to secure the repayment of the Recourse Notes. Recourse Notes in the amount of $1.7 million were outstanding at January 29, 1994 and January 30, 1993.

     During Fiscal 1993, in conjunction with the Recapitalization, the Company paid ML & Co. fees of $12.8 million.

     The Company engaged ML & Co. to act as dealer-manager in connection with the Discount Debenture Offer and the Exchangeable Preferred Stock Offer for which ML & Co. was paid fees of $1.2 million in Fiscal 1991. During Fiscal 1991, the Company also paid ML & Co. an advisory fee of $2.0 million relating to the sale of the Purity Operations.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--RELATED PARTY TRANSACTIONS--(CONTINUED)
     SMG-II, the Company's parent, purchased $9.8 million of the Company's Senior Subordinated Notes through open market purchases in February and March 1991. The Senior Subordinated Notes were contributed to the Company by SMG-II on January 10, 1992. Interest expense of approximately $1.5 million was recorded by the Company during the period the $9.8 million of Senior Subordinated Notes were held by SMG-II.

NOTE 20--BENEFIT PLANS

     The Company has several noncontributory defined benefit pension plans covering substantially all nonunion and some union associates. Pension benefits to retired and terminated vested associates are primarily based upon their length of service and a percentage of qualifying compensation. The Company's funding policy, which is consistent with federal funding requirements, is intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The following table sets forth the funded status of the pension plans and amounts recognized in the Company's financial statements at January 29, 1994 and January 30, 1993 (dollars in thousands):

                                                              JANUARY 29, 1994            JANUARY 30, 1993
                                                         --------------------------  --------------------------
                                                            ASSETS     ACCUMULATED      ASSETS     ACCUMULATED
                                                            EXCEED       BENEFITS       EXCEED       BENEFITS
                                                         ACCUMULATED      EXCEED     ACCUMULATED      EXCEED
                                                           BENEFITS       ASSETS       BENEFITS       ASSETS
                                                         ------------  ------------  ------------  ------------
Actuarial present value of accumulated
  benefit obligation:
     Vested............................................   $  (93,214)   $  (15,852)   $  (84,607)   $  (14,505)
     Unvested..........................................       (6,194)         (149)       (5,943)          (77)
                                                         ------------  ------------  ------------  ------------
     Total.............................................      (99,408)      (16,001)      (90,550)      (14,582)
Plan assets at fair value..............................      147,329           508       137,345            58
                                                         ------------  ------------  ------------  ------------
Plan assets higher (lower) than accumulated benefit
obligation.............................................   $   47,921    $  (15,493)   $   46,795    $  (14,524)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Actuarial present value of projected
  benefit obligation...................................   $ (131,877)   $  (17,657)   $ (119,067)   $  (15,633)
Plan assets at fair value..............................      147,329           508       137,345            58
                                                         ------------  ------------  ------------  ------------
Plan assets higher (lower) than projected benefit
obligation.............................................       15,452       (17,149)       18,278       (15,575)
Unrecognized net loss (gain) from past experience
  different from that assumed and effects of changes in
assumptions............................................      (13,034)          535       (12,904)          746
Unrecognized prior service cost........................        1,086           392         1,951           151
                                                         ------------  ------------  ------------  ------------
Prepaid (accrued) pension cost.........................   $    3,504    $  (16,222)   $    7,325    $  (14,678)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

     Assets of the Company's pension plans are invested in marketable securities which are primarily equities of domestic corporations, U.S. Government instruments and money market investments.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20--BENEFIT PLANS--(CONTINUED)

     The following table provides the assumptions used in determining the actuarial present value of the projected benefit obligation at January 29, 1994 and January 30, 1993:

                                                                                        JANUARY 29,    JANUARY 30,
                                                                                           1994           1993
                                                                                       -------------  -------------
Weighted average discount rate.......................................................        7.25 %         7.75 %
Rate of increase in future compensation levels.......................................        5.5            6.25
Expected long-term rate of return on plan assets.....................................        9.5            9.5

     These changes in assumptions used in determining the actuarial present value of the projected benefit obligation will not have a material impact on the Company's net pension cost for Fiscal 1994.

     Net periodic pension cost included in continuing operations includes the following components (dollars in thousands):


                                                                                        FISCAL YEARS
                                                                             ----------------------------------
                                                                                1993        1992        1991
                                                                             ----------  ----------  ----------
Service cost of benefits earned during the period..........................  $    3,915  $    4,018  $    5,737
Interest cost on projected benefit obligation..............................       8,530       8,499       9,440
Actual gain on plans' assets...............................................     (10,352)     (9,221)    (25,944)
Deferred gain (loss).......................................................          55        (583)     14,743
                                                                             ----------  ----------  ----------
Net periodic pension cost..................................................  $    2,148  $    2,713  $    3,976
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------


     The Company also contributes to many multi-employer plans which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $17.9 million in Fiscal 1993, $17.7 million in Fiscal 1992 and $20.0 million in Fiscal 1991.

     The Company sponsors a savings plan for eligible nonunion associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contribution to the savings plan were $4.0 million in Fiscal 1993, $3.0 million in Fiscal 1992 and $3.3 million in Fiscal 1991.

     The Company has established and funded a Voluntary Employee Benefit Association ("VEBA") to provide for certain employee health benefits. The Company's tax-deductible contributions to the VEBA were $25.8 million in Fiscal 1993, $21.3 million in Fiscal 1992 and $24.7 million in Fiscal 1991.

NOTE 21--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Effective January 31, 1993, the Company adopted SFAS No. 106. Under SFAS No. 106, the Company is required to accrue the expected cost of providing postretirement benefits, principally health care and life insurance benefits, over the working careers of the Company's associates. The Company previously expensed the cost of these benefits as claims were paid.


     SFAS No. 106 allows two methods for recognizing the transition obligation, which is defined as the unfunded and unrecognized accumulated postretirement benefit obligation at the date of adoption. This obligation could be recognized immediately as an earnings charge in the year of the change, as the effect of a change in accounting principles, or deferred and amortized as a component of net periodic postretirement benefits cost. The Company recognized the transition obligation immediately upon adoption.

     The operating results for the year ended January 29, 1994 include the effect of adopting the SFAS No. 106 transition obligation as of January 31, 1993 on an immediate recognition basis. The resulting $15.6 million charge represents the accumulated postretirement benefit obligation at January 31, 1993 amounting to $26.9 million, less an income tax benefit of approximately $11.3 million, determined utilizing an assumed discount rate of 7.75%. This obligation was determined by application of the provisions of the Company's medical plans including established maximums and sharing of costs,

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 21--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--(CONTINUED) relevant actuarial assumptions and health-care cost trend rates projected at 14.25% and grading down to 5.75% which is reached in Fiscal 1999.

     The effect of a 1% change in the assumed cost trend rate would change the accumulated postretirement benefit obligation by approximately $4.0 million as of January 29, 1994 and the net periodic postretirement benefit cost by $0.4 million for Fiscal 1993. The assumed discount rate used in determining the postretirement benefit obligation as of January 29, 1994 was 7.25%. This change in assumption used in determining the actuarial present value of the projected benefit obligation will not have a material impact on the Company's net periodic postretirement benefit cost for Fiscal 1994.

     The annual charges recorded by the Company on a pay-as-you-go (cash basis) amounted to $1.2 million in Fiscal 1992 and Fiscal 1991. In Fiscal 1993, the effect of adopting SFAS No. 106 reduced the Company's pretax earnings from continuing operations by $1.8 million, representing the difference between the accrual in accordance with SFAS No. 106 and the amount paid with respect to these benefits.

     The following table provides information on the status of the plans (dollars in thousands):

                                                                                                       JANUARY 29,
                                                                                                          1994
                                                                                                       -----------
Accumulated postretirement benefit obligation:
  Retirees...........................................................................................   $   9,995
  Other active plan participants.....................................................................      25,590
                                                                                                       -----------
Total................................................................................................   $  35,585
                                                                                                       -----------
                                                                                                       -----------

     Net postretirement benefit cost related to continuing operations for the year ended January 29, 1994 consisted of the following components (dollars in thousands):

                                                                                                       FISCAL YEAR
                                                                                                          1993
                                                                                                       -----------
Service cost of benefits earned during the year......................................................   $     995
Interest cost on accumulated postretirement benefit obligation.......................................       2,241
                                                                                                       -----------
Net postretirement benefit cost......................................................................   $   3,236
                                                                                                       -----------
                                                                                                       -----------

NOTE 22--POSTEMPLOYMENT BENEFITS

     In the fourth quarter of Fiscal 1993, the Company adopted SFAS No. 112. Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily long-term disability, over the working careers of the Company's associates. The Company previously expensed the cost of these benefits as claims were paid.


     The effect of this change as of January 31, 1993 resulted in a charge to income of $2.5 million, net of an income tax benefit of $1.8 million, and has been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statement of operations for Fiscal 1993.

     This obligation was determined by application of the provisions of the Company's long-term disability plan including age of active claimants at disability and at valuation, length of time on disability and the probability of claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4%.

     The annual charges recorded by the Company on a pay-as-you-go (cash basis) amounted to $0.7 million in Fiscal 1992 and $1.0 million in Fiscal 1991. In Fiscal 1993, the effect of adopting SFAS No. 112 increased the Company's pretax earnings from continuing operations by $0.3 million, representing the difference between the accrual and interest charge in accordance with SFAS No. 112 and the amount paid with respect to these benefits.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 22--POSTEMPLOYMENT BENEFITS--(CONTINUED)
     The accumulated postemployment benefit obligation as of January 29, 1994 is $4.9 million. The net postemployment benefit cost for continuing operations for the year ending January 29, 1994 consisted of the following components (dollars in thousands):

                                                                                                        FISCAL YEAR
                                                                                                           1993
                                                                                                       -------------
Service cost of benefits earned during year..........................................................    $     335
Interest cost on accumulated postemployment obligation...............................................          186
                                                                                                            ------
Net postemployment benefit cost......................................................................    $     521
                                                                                                            ------
                                                                                                            ------

NOTE 23--INCOME TAXES

     The income tax provision (benefit) from continuing operations is comprised of the following (dollars in thousands):

                                                                                         FISCAL YEARS
                                                                              ----------------------------------
                                                                                 1993        1992        1991
                                                                              ----------  ----------  ----------
Current
  Federal...................................................................  $    1,219  $    8,948  $    7,799
  State.....................................................................       7,395      10,456         745
Deferred
  Federal...................................................................     (14,539)     (9,814)    (28,710)
  State.....................................................................      (5,406)     (2,414)     (9,170)
Change in valuation allowance...............................................      (8,950)         --          --
                                                                              ----------  ----------  ----------
Income tax provision (benefit)..............................................  $  (20,281) $    7,176  $  (29,336)
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

     Deferred tax assets and liabilities as of January 29, 1994 consist of the following (dollars in thousands):


                                                                                            ASSETS     LIABILITIES
                                                                                         ------------  -----------
Depreciation...........................................................................  $         --  $   107,924
Self-insured liabilities...............................................................        56,158           --
Benefit plans..........................................................................        23,434           --
Lease capitalization...................................................................        18,960           --
Closed store reserves..................................................................        15,586           --
Merchandise inventory and gross profit.................................................        12,150       29,096
Alternative minimum taxes..............................................................         2,890           --
General business credits...............................................................         9,029           --
Net operating loss carryforward........................................................        19,156           --
Other accrued expenses.................................................................         5,010           --
Prepaid expenses.......................................................................            --        7,234
Postretirement benefits................................................................        16,850           --
Capital loss carryforward expiring in Fiscal 1996......................................         5,084           --
Other..................................................................................         5,815        4,542
                                                                                         ------------  -----------
  Subtotal.............................................................................       190,122      148,796
Less valuation allowance...............................................................        38,436           --
                                                                                         ------------  -----------
  Total................................................................................  $    151,686  $   148,796
                                                                                         ------------  -----------
                                                                                         ------------  -----------


     Effective January 31, 1993, the Company adopted SFAS No. 109. Prior to January 31, 1993 the Company's financial statements had been prepared in accordance with SFAS No. 96. SFAS No. 96 and SFAS No. 109 require the calculation of deferred taxes using the asset and liability method. Under this

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 23--INCOME TAXES--(CONTINUED)
method, deferred tax balances must be adjusted to reflect enacted changes in income tax rates and deferred taxes must be provided on book and tax basis differences. The implementation of SFAS No. 109 had no effect on the consolidated statements of operations, however, it resulted in a reclassification of the current and noncurrent deferred taxes since, in accordance with SFAS No. 109, the classification of such deferred taxes correspond with the classification of the related asset or liability which gave rise to the book and tax basis difference.

     As a result of the Company's net operating tax loss, the Company recorded income taxes receivable of approximately $22.4 million resulting from the carryback of such losses. The carryforward of those losses not carried back results in a net deferred tax asset of approximately $41.3 million at January 29, 1994. Since the Company has experienced pretax losses in each of Fiscal 1993, Fiscal 1992 and Fiscal 1991, the Company was unable to conclude that realization of such deferred tax assets was more likely than not. Accordingly, the Company has provided a valuation allowance of $38.4 million to fully reserve its net deferred tax assets, except for its alternative minimum tax credit carryforwards which do not expire. The valuation allowance will be adjusted when, in the opinion of management, significant positive evidence exists which indicates that its more likely than not that the Company will be able to realize deferred tax assets. Such reductions in the valuation allowance, if any, will be reflected as a component of income tax expense.

      The Omnibus Budget Reconciliation Act of 1993 was signed into law on August 10, 1993, which, among other things, increased the federal income tax rates for corporations to 35% from 34%, effective January 1, 1993. Deferred tax liabilities and assets have been adjusted to reflect the 1% increase in federal income tax rates.

     Although the Company reported a pretax loss for Fiscal 1992 and Fiscal 1991, the Company has generated taxable income in Fiscal 1992 and 1991 due to the effect of amounts expensed for tax purposes which were less than amounts used for financial reporting, primarily the goodwill write-off of $600.7 million in Fiscal 1992, the net capital loss related to the disposal of the Purity Operations in Fiscal 1991, the amortization of goodwill related to the Acquisition in the two years, as well as the certain deferred federal income tax items. The Company's state income tax provision in Fiscal 1993 and Fiscal 1992 resulted primarily from taxable income generated in New Jersey. The Company's state income tax benefit in Fiscal 1991 resulted from $10.4 million in state income tax refunds of prior years' taxes partially offset by New Jersey income taxes.

      In Fiscal 1993, Fiscal 1992 and Fiscal 1991 the Company made income tax payments of $3.1 million, $21.0 million and $41.2 million, respectively, and received income tax refunds of $10.1 million, $5.9 million and $6.0 million. A federal income tax refund of $20.5 million was received in February, 1994 related to the carryback of the Fiscal 1993 net operating losses.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 23--INCOME TAXES--(CONTINUED)
     The effective tax rate applicable to continuing operations differs from the federal statutory tax rate as follows:


                                                                                          FISCAL YEARS
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Federal income tax benefit at statutory tax rate...............................      (35.0)%     (34.0)%     (34.0)%
Effect of loss carryback at 34% rate...........................................        1.0         --         --
Capital loss on disposal of Purity Operations..................................         --         --       22.3
State income taxes, net of federal income tax benefit..........................        3.7         .9       (2.2)
Tax credits....................................................................       (2.1)       (.1)       (.6)
Amortization of goodwill.......................................................         --        1.0        3.0
Goodwill write-off.............................................................         --       33.6         --
Change in valuation allowance..................................................      (22.4)        --         --
Other..........................................................................       (1.8)       (.2)        --
                                                                                 ---------  ---------  ---------
Effective tax rate.............................................................      (56.6)%       1.2%     (11.5)%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------


NOTE 24--COMMITMENTS AND CONTINGENCIES

     On December 7, 1990, a lawsuit was commenced by a holder of the Exchangeable Preferred Stock against the Company, SMG-II, Merrill Lynch Capital Partners, Inc., Merrill Lynch & Co., Inc., and the directors of the Company (the "Director Defendants") in the Chancery Court, New Castle County, Delaware. The complaint purports to be a class action and alleges that original terms of the Exchangeable Preferred Stock Offer, at $5 per share, constitute a breach of fiduciary duties owed by the Director Defendants to holders of the Exchangeable Preferred Stock. The complaint seeks declaratory and injuctive relief, as well as monetary damages, with respect to the Exchangeable Preferred Stock Offer, but no motions seeking any such relief on a provisional or permanent basis were filed either prior to the completion of the Exchangeable Preferred Stock Offer on February 4, 1991 or as of the date hereof. The Company has entered negotiations to settle the complaint and expects to reach a settlement agreement during the next several months. The Company does not expect the amount of its obligations under any settlement agreement to be material and will defend the Complaint vigorously if a settlement is not reached.

     On March 1, 1993 the Company was served with a summons and complaint which alleges, among other things, that the Company and other co-defendants induced processors of Tropicana orange juice to provide it with a favorable price and other terms that discriminated against other sellers of orange juice in violation of the price discrimination provisions of the Robinson-Patman Act. The prayer for relief does not claim any specific amount of damages. After consultation with counsel, the Company believes that this lawsuit is without merit and intends to defend the action vigorously.

     In addition to the litigation referred to above, the Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

     The Company is contingently liable for certain obligations of the Purity Operations under certain instruments, primarily approximately 60 leases for real property, in the event of default thereunder by the purchaser of the Purity Operations. As of January 29, 1994, the estimated present value of such lease obligations approximated $115 million. In addition, the Company is bound by a non-compete agreement, expiring in Fiscal 1994, with the purchaser of the Purity Operations restricting the Company from operating supermarkets in Massachusetts, New Hampshire and part of Connecticut.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 24--COMMITMENTS AND CONTINGENCIES--(CONTINUED)
     In August 1991, the Company entered into a long-term agreement with Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM, to provide a wide range of information systems services. Under the agreement, ISSC has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice in payment of a specified termination charge. The amounts expensed under this agreement and included in selling, general and administrative expenses in the accompanying statements of operations were $12.6 million, $12.9 million and $6.2 million during Fiscal 1993, Fiscal 1992 and Fiscal 1991, respectively. Further, the Company expensed an additional $8.1 million of technical information costs in connection with the Plainbridge Spin-Off (see Note 3).

NOTE 25--GAIN ON SALE OF PHOTOFINISHING PLANT

     In Fiscal 1991 the Company sold its Coastal Photo photofinishing plant to Quality Photo Systems (East), Inc. (a subsidiary of Konica Corporation) for $5.7 million, including the assumption of leases, which resulted in a pretax gain on sale of $4.1 million. In addition, the Company entered into a servicing agreement under which Quality Photo Systems (East), Inc. has agreed to supply improved photofinishing services at lower than the Company's previous operating costs.

NOTE 26--GAIN (LOSS) ON DISPOSAL OF PURITY OPERATIONS AND INVESTMENT IN PURITY SUPREME

     On December 17, 1991, the Company completed the sale of two subsidiaries, Purity Supreme, Inc. ("Purity Supreme") and Li'l Peach Corp. ("Li'l Peach", and together with Purity Supreme, the "Purity Operations"), for approximately $257.0 million (as adjusted), including the assumption of certain indebtedness of the Purity Operations to a Company organized by Freeman Spogli & Co. In connection with the disposal of the Purity Operations, the Company retained a 10% common equity interest in Purity Supreme with a net book value of $8.9 million (as of sale date), a new issue of Purity Supreme exchangeable preferred stock (the "Purity Preferred Stock") with an aggregate stated value of $18.0 million and a convertible subordinated note of Purity Supreme (the "Purity Note") in the principal amount of $2.0 million.

     The Purity Preferred Stock matures December 17, 2003 and accrues dividends at 6.24% per annum on a semi-annual basis each June 17 and December 17. The Purity Preferred Stock is subordinated to Purity Supreme's Series B Preferred Stock, redeemable at the option of Purity Supreme at stated discount rates and convertible into Purity Supreme debentures at the option of Purity Supreme.

     Due to the Company's inability to readily convert these securities into cash, as there exists no current trading market, and the uncertainty of the future cash flows from these securities, a valuation allowance for the face value of these securities has been recorded at January 30, 1993 and February 1, 1992.

     During Fiscal 1991, the Company recognized a loss of $228.0 million on the disposal of the Purity Operations. Included in this loss is a write-off of $214.0 million of goodwill related to the Purity Operations. During Fiscal 1992, the Company collected the principal amount of the Purity Note and recorded a gain of $2.0 million reflecting the reversal of the valuation reserve recorded upon the disposal of the Purity Operations.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 27--QUARTERLY FINANCIAL DATA (UNAUDITED)

     Financial data for the interim periods of Fiscal 1993 and Fiscal 1992 is as follows (dollars in thousands):


                                                                        13 WEEKS ENDED                      52 WEEKS
                                                      ---------------------------------------------------     ENDED
                                                        MAY 1,      JULY 31,    OCTOBER 30,   JANUARY 29,  JANUARY 29,
                                                         1993*        1993*        1993*         1994         1994
                                                      -----------  -----------  ------------  -----------  -----------
52 WEEKS ENDED JANUARY 29, 1994
Sales...............................................  $ 1,071,307  $ 1,003,055   $1,050,880    $1,081,945   $4,207,187
Gross profit(a).....................................      295,653      273,372      278,078      307,601    1,154,704
Selling, general and administrative expenses........      238,539      227,292      223,067      231,937      920,835
Recapitalization expenses...........................           --           --       23,737       (7,125)      16,612
Provision for stores closings.......................           --        5,975           --           --        5,975
Depreciation and amortization.......................       17,160       17,644       17,883       14,978       67,665
Operating earnings..................................       39,954       22,461       13,391       67,811      143,617
Interest expense, net...............................       45,713       46,807       45,168       41,747      179,435
Earnings (loss) from continuing operations before
  income taxes, extraordinary items and cumulative
effect of accounting changes........................       (5,759)     (24,346)     (31,777)      26,064      (35,818)
Income tax provision (benefit)......................       (1,192)      (9,129)     (11,597)       1,637      (20,281)
Earnings (loss) from continuing operations before
  extraordinary items and cumulative effect of
accounting changes..................................       (4,567)     (15,217)     (20,180)      24,427      (15,537)
Earnings (loss) from discontinued operations........       (1,959)       1,984          890       (2,092)      (1,177)
Earnings (loss) before extraordinary items and
cumulative effect of accounting changes.............       (6,526)     (13,233)     (19,290)      22,335      (16,714)
Extraordinary items, net of income tax benefit......          (99)         (39)    (106,017)          --     (106,155)
Earnings (loss) before cumulative effect of
accounting changes..................................       (6,625)     (13,272)    (125,307)      22,335     (122,869)
Cumulative effect of accounting changes, net of an
income tax benefit of $29,302.......................      (40,358)          --           --           --      (40,358)
Net earnings (loss).................................      (46,983)     (13,272)    (125,307)      22,335     (163,227)
52 WEEKS ENDED JANUARY 30, 1993
Sales...............................................  $ 1,060,802  $ 1,073,525   $1,071,738    $1,133,769   $4,339,834
Gross profit(b).....................................      280,838      286,994      282,910      305,141    1,155,883
Selling, general and administrative expenses........      217,679      220,781      226,669      229,132      894,261
Depreciation and amortization.......................       18,056       17,321       16,922       16,944       69,243
Amortization of goodwill............................        4,365        4,365        4,365        4,364       17,459
Goodwill write-off..................................           --           --           --      600,714      600,714
Operating earnings (loss)...........................       40,738       44,527       34,954     (546,013)    (425,794)
Interest expense, net...............................       45,619       46,484       46,304       46,413      184,820
Gain on disposal of Purity Operations...............           --           --           --        2,000        2,000
Loss from continuing operations before income taxes
and extraordinary items.............................       (4,881)      (1,957)     (11,350)    (590,426)    (608,614)
Income tax provision (benefit)......................          432        1,912       (1,957)       6,789        7,176
Loss from continuing operations before extraordinary
items...............................................       (5,313)      (3,869)      (9,393)    (597,215)    (615,790)
Earnings (loss) from discontinued operations........       (1,574)       2,311         (791)      (1,111)      (1,165)
Loss before extraordinary items.....................       (6,887)      (1,558)     (10,184)    (598,326)    (616,955)
Extraordinary items, net of income tax benefit......           --       (4,499)        (264)          --       (4,763)
Net loss............................................       (6,887)      (6,057)     (10,448)    (598,326)    (621,718)


- ---------------

(a) The pretax LIFO inventory credit for the 52 weeks ended January 29, 1994 was estimated to be $0.65 million in each of the four fiscal quarters. The annual credit was $2.6 million.

(b) The pretax LIFO inventory provision for the 52 weeks ended January 30, 1993 was estimated to be $1.6 million in each of the first two fiscal quarters and $1.1 million in the third fiscal quarter. The annual provision was $2.2 million, resulting in a $2.1 million credit in the fourth quarter.

 * The quarterly financial data for the 13 weeks ended May 1, 1993, July 31, 1993 and October 30, 1993 have been restated to the reflect the effects of the accounting changes adopted as of January 31, 1993. As a result of these changes, the net loss for the 13 weeks ended May 1, 1993, July 31, 1993 and October 30, 1993 have been adjusted by $25.3 million, $0.1 million and $18.0 million, respectively. For further information with respect to such changes (see Notes 5, 9, 21, 22 and 23).

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
SUPERMARKETS GENERAL HOLDINGS CORPORATION
Woodbridge, New Jersey

     We have audited the accompanying consolidated balance sheets of Supermarkets General Holdings Corporation and its subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended January 29, 1994. Our audits also included the financial statement schedules listed in the Index at Part IV, Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Supermarkets General Holdings Corporation and its subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 5, 9, 21, 22 and 23 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, income taxes, LIFO inventories and the determination of the discount rate utilized to record certain noncurrent liabilities.

DELOITTE & TOUCHE
Parsippany, New Jersey
April 28, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY (AS OF APRIL 15, 1994)
(A) DIRECTORS OF THE COMPANY

     The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name and principal business of any corporation or other organization in which such occupation or employment is or was conducted, of the directors of the Company, all of whom are citizens of the United States unless otherwise indicated. Each individual named below is a director of both the Company and Pathmark, except for Mr. Rubenstein, who is a director of the Company only.

                                                                                                     DIRECTOR OF THE
                                                                                                         COMPANY
                     NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                            SINCE(1)
- --------------------------------------------------------------------------------------------------  -----------------
JACK FUTTERMAN, 60, Chairman and Chief Executive Officer of the Company.(2)                                  1986
ANTHONY J. CUTI, 48, President and Chief Financial Officer of the Company.(2)                                1993
JAMES J. BURKE, JR., 42, President and Chief Executive Officer, Merrill Lynch Capital Partners               1988
  ("MLCP") since 1987; Managing Director of Merrill Lynch since 1985; First Vice President of
  MLPF&S since 1988. Mr. Burke is also a Director of Amstar Corporation, AnnTaylor, Inc., Borg
  Warner Security Corporation, John Alden Financial Corp, London Fog Corporation, United Artists
  Theatre Circuit, Inc., World Color Press, Inc. and Wherehouse Entertainment, Inc.
STEPHEN M. MCLEAN, 36, Senior Vice President, MLCP since 1987; Managing Director of Merrill Lynch            1987
  since 1988; Vice President of MLPF&S from 1984 to 1988. Mr. McLean is also a director of Ithaca
  Industries, Inc. and Clinton Mills Inc.
SUNIL C. KHANNA, 37, (Citizen of India) Principal, MLCP since May 1993. Director of Merrill Lynch            1987
  & Co., Inc. since January 1993. Vice President of Merrill Lynch, MLPF&S and MLCP since 1989,
  Assistant Vice President MLCP, from 1987 to 1989; Associate of Merrill Lynch from 1986 to 1989.
SUSAN C. PENNY, 44, Senior Vice President, Alliance Corporate Finance Group                                  1994
  Incorporated--Investment Advisors (since July 1993); Senior Vice President, Equitable Capital
  Management Corp.--Investment Advisors prior thereto.
JERRY G. RUBENSTEIN, 63, Managing Partner, Omni Management Associates. Mr. Rubenstein is also a              1988
  director of Esstar, Inc.; Consultant to ML Capital Partners since 1988.

- ---------------

(1) Includes service with Old Supermarkets.

(2) Prior positions are reflected under "--Executive Officers".

     Pursuant to the SMG-II Stockholders Agreement, the Merrill Lynch Investors are entitled to designate seven directors, the Management Investors are entitled to designate three directors and The Equitable Life Assurance Society of the United States and the Equitable Affiliates (collectively, the "Equitable Investors") are entitled to designate one director to Holdings' Board of Directors. Currently, four of the persons serving as directors were designated by the Merrill Lynch Investors (Messrs. Burke, Khanna, McLean and Rubenstein), two were designated by the Management Investors (Messrs. Futterman and Cuti) and one was designated by the Equitable Investors (Ms. Penny). No family relationship exists between any director and any other director or executive officer of the Company.

(B) EXECUTIVE OFFICERS

     The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of the executive officers of the Company, all of whom are citizens of the United States unless otherwise indicated and serve at the discretion of the Board of Directors of the Company. The executive officers of the Company listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director of the Company. All current executive officers now hold identical positions with the Company and Pathmark, except for Messrs. Kenny and Rallo, who are executive officers of Pathmark only and Mr. Borshadel who is an executive officer solely of the Plainbridge subsidiary.

                                                                                                             OFFICER OF
                                                                                                                 THE
                                                                                                               COMPANY
     NAME                               AGE                        POSITIONS AND OFFICE                       SINCE(1)
- ----------------------------------  -----------  ---------------------------------------------------------  -------------
JACK FUTTERMAN                              60   Chairman and Chief Executive Officer (since September            1986(2)
                                                   1989); President from September 1989 to August 1993);
                                                   Vice Chairman prior thereto. Mr. Futterman joined the
                                                   Company in 1973.(3)
ANTHONY J. CUTI                             48   President (since August 1993) and Chief Financial Officer        1990
                                                   (since October 1990); Executive Vice President (from
                                                   October 1990 to August 1993); Vice President--Bristol-
                                                   Myers Squibb Co. (from January 1990 to September 1990);
                                                   Vice President of Finance Operations and Chief
                                                   Financial Officer, Bristol-Myers International Group, a
                                                   division of Bristol-Myers Co., prior thereto.(3)
JULES BORSHADEL                             54   Chairman of Plainbridge (since October 1993);                    1989
                                                   President--Rickel division (since July 1990); Senior
                                                   Vice President--Retail Development of the Company (from
                                                   October 1989 until July 1990); Senior Vice
                                                   President--Planning, Administration and Retail
                                                   Development, Pathmark division prior thereto. Mr.
                                                   Borshadel joined the Company in 1965.
HARVEY M. GUTMAN                            48   Senior Vice President--Retail Development of the Company         1990
                                                   (since December 1991); Vice President--Retail
                                                   Development of the Company (from October 1990 to
                                                   December 1991); Vice President--Grocery/Frozen Sales &
                                                   Merchandising, Pathmark division (from January 1990 to
                                                   September 1990); Vice President--Non-Foods/Pharmacy
                                                   Sales & Merchandising, Pathmark division prior thereto.
                                                   Mr. Gutman joined the Company in 1976.

                                                                                                             OFFICER OF
                                                                                                                 THE
                                                                                                               COMPANY
     NAME                               AGE                        POSITIONS AND OFFICE                       SINCE(1)
- ----------------------------------  -----------  ---------------------------------------------------------  -------------
ROBERT JOYCE                                48   Senior Vice President--Administration (since October             1989
                                                   1990); Senior Vice President-- Human Resources (from
                                                   April 1990 to October 1990); Vice President--Human
                                                   Resources (from October 1989 to April 1990); Vice
                                                   President--Human Resources, Pathmark division prior
                                                   thereto. Mr. Joyce joined the Company in 1963.
BERNARD KENNY                               56   Senior Vice President--Operations (since July 1993);             1993
                                                   Senior Vice President--Southern division, Pathmark
                                                   division prior thereto. Mr. Kenny joined the Company in
                                                   1960.
RONALD RALLO                                56   Senior Vice President--Merchandising (since July 1993);          1993
                                                   Senior Vice President-- Merchandising Pathmark division
                                                   (from September 1992 to July 1993); Senior Vice
                                                   President--Perishable Merchandising, Pathmark division
                                                   (from February 1991 to September 1992); Vice
                                                   President--Dairy, Deli and Bakery Sales and
                                                   Merchandising, Pathmark division prior thereto. Mr.
                                                   Rallo joined the Company in 1962.
JOSEPH W. ADELHARDT                         47   Vice President and Controller (since March 1990);                1987
                                                   Controller prior thereto. Mr. Adelhardt joined the
                                                   Company in 1976.
JOHN HENRY                                  44   Vice President--Operational Reporting and Planning (since        1992
                                                   March 1992); Senior Vice President--Finance and
                                                   Systems, Rickel division (from September 1989 to
                                                   February 1992); Vice President--Finance and Systems,
                                                   Rickel division prior thereto. Mr. Henry joined the
                                                   Company in 1974.
MAUREEN MCGURL                              46   Vice President--Human Resources. Ms. McGurl joined the           1984(2)
                                                   Company in 1973.
MARC A. STRASSLER                           45   Vice President, Secretary and General Counsel (since             1987
                                                   December 1991); Secretary and General Counsel prior
                                                   thereto. Mr. Strassler joined the Company in 1974.
MYRON D. WAXBERG                            60   Vice President and General Counsel--Real Estate (since           1991
                                                   December 1991); General Counsel--Real Estate prior
                                                   thereto. Mr. Waxberg joined the Company in 1976.

- ---------------

(1) Includes service with Old Supermarkets.

(2) Officer of holdings since 1987.

(3) Member of the Company's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE


                                                                                                      LONG TERM
                                                                                                    COMPENSATION
                                                                                                    -------------
                                                                      ANNUAL COMPENSATION              AWARDS
                                                             -------------------------------------  -------------
                                                                                                     SECURITIES
                                                                                     OTHER ANNUAL    UNDERLYING      ALL OTHER
                                                                                     COMPENSATION     OPTIONS/     COMPENSATION
         NAME AND PRINCIPAL POSITION                FY       SALARY ($)   BONUS ($)    ($)(1)(2)      SARS (3)       ($)(2)(4)
- ----------------------------------------------  -----------  -----------  ---------  -------------  -------------  -------------
Jack Futterman................................        1993      482,539     138,762            --            --          8,254
  Chairman and Chief Executive Officer                1992      431,385     419,510            --         3,000          8,010
                                                      1991      426,539     159,952            --            --         --
Jules Borshadel...............................        1993      286,750     216,583            --           500          8,254
  Chairman of Plainbridge                             1992      246,827     148,096            --         1,000          8,010
                                                      1991      228,750     137,250            --            --         --
Anthony J. Cuti...............................        1993      280,250      76,260            --         3,000          8,254
  President and Chief Financial Officer               1992      255,000     198,450            --         1,000          8,010
                                                      1991      252,500      90,900            --           900         --
Bernard Kenny(5)..............................        1993      179,026      42,966            --           750          8,254
  Senior Vice President--Operations of
     Pathmark
Ronald Rallo(5)...............................        1993      177,500      42,600         4,311           750          8,098
  Senior Vice President--Merchandising of
     Pathmark


- ---------------
(1) Represents amounts paid to Mr. Rallo as Reimbursement Amounts as described in "Certain Relationships and Related Transactions" in Item 13 of this report with respect to a loan to Mr. Rallo of less than $60,000.

(2) Information is provided solely with respect to Fiscal 1993 and Fiscal 1992.

(3) Stock options shown were granted pursuant to the Management Investors 1987 Stock Option Plan of SMG-II (the "Plan") and relate to shares of Class A Common Stock of SMG-II.
(4) Represents Pathmark's matching contribution to the Supermarkets General Corporation Savings Plan (the "Savings Plan").
(5) Messrs. Kenny and Rallo became executive officers of Pathmark in October
    1993.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)(2)

                                                                                                                 POTENTIAL
                                                                                                                 REALIZABLE
                                                                                                                 VALUE AT
                                                                                                                  ASSUMED
                                                                                                                  ANNUAL
                                                                                                                 RATES OF
                                                                                                                   STOCK
                                                                                                                   PRICE
                                                                                                                 APPRECIATION
                                                                                                                    FOR
                                                                                                                  OPTION
                                               INDIVIDUAL GRANTS                                                   TERM
- ---------------------------------------------------------------------------------------------------------------  ---------
                                                     NUMBER OF
                                                    SECURITIES      % OF TOTAL
                                                    UNDERLYING     OPTIONS/ SARS
                                                     OPTIONS/       GRANTED TO       EXERCISE OR
                                                       SARS        EMPLOYEES IN         BASE        EXPIRATION
    NAME                                            GRANTED (#)     FISCAL YEAR     PRICE ($/SH)       DATE       5% ($)
- -------------------------------------------------  -------------  ---------------  ---------------  -----------  ---------
Jack Futterman...................................       --              --               --             --          --
Jules Borshadel..................................          500             3.3              100        3/12/03      31,445
Anthony J. Cuti..................................        1,750            11.7              100        3/12/03     110,057
                                                         1,250             8.4              100        1/13/04      78,612
Bernard Kenny....................................          750             5.0              100        1/13/04      47,167
Ronald Rallo.....................................          750             5.0              100        1/13/04      47,167


                                               IN
- -------------------------------------------------

    NAME                                            10% ($)
- -------------------------------------------------  ---------
Jack Futterman...................................     --
Jules Borshadel..................................     79,687
Anthony J. Cuti..................................    278,905
                                                     199,218
Bernard Kenny....................................    119,531
Ronald Rallo.....................................    119,531




- ---------------
(1) Options shown were granted pursuant to the Management Investors 1987 Stock Option Plan of SMG-II, and relate to shares of Class A Common Stock of SMG-II.

(2) Except for 500 options granted to Mr. Kenny, 500 options granted to Mr. Rallo and 833 options granted to Mr. Cuti, options are fully vested and exercisable at the time of grant, provided that no exercise may occur unless a registration statement has been filed under the Securities Act of 1933 with respect to the shares subject to the option or the Compensation Committee of the Board of Directors of SMG-II determines that an exemption from registration is available.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES(1)

                                                                                                    NUMBER OF
                                                                                                   SECURITIES
                                                                                                   UNDERLYING
                                                                                                   UNEXERCISED
                                                                                                  OPTIONS/SARS
                                                                                                  AT FY-END (#)
                                                                                                  EXERCISABLE/
     NAME                                                                                         UNEXERCISABLE
- ------------------------------------------------------------------------------------------------  -------------
Jack Futterman..................................................................................    13,000/0
Jules Borshadel.................................................................................     2,640/0
Anthony J. Cuti.................................................................................     4,967/833
Bernard Kenny...................................................................................     1,700/500
Ronald Rallo....................................................................................     2,350/500


- ---------------
(1) Options shown were granted pursuant to the Management Investors 1987 Stock Option Plan of SMG-II and relate to shares of Class A Common Stock of SMG-II. No options were exercised in Fiscal 1993.

                               PENSION PLAN TABLE


                                                                   YEARS OF SERVICE
                                      --------------------------------------------------------------------------
FINAL AVERAGE PAY                        10          15           20           25           30           35
- ------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
$150,000............................  $  20,000  $    30,000  $    40,000  $    50,000  $    60,000  $    60,000
 200,000............................     26,667       40,000       53,333       66,667       80,000       80,000
 225,000............................     30,000       45,000       60,000       75,000       90,000       90,000
 250,000............................     33,333       50,000       66,667       83,333      100,000      100,000
 300,000............................     40,000       60,000       80,000      100,000      120,000      120,000
 350,000............................     46,667       70,000       93,333      116,667      140,000      140,000
 450,000............................     60,000       90,000      120,000      150,000      180,000      180,000
 500,000............................     66,667      100,000      133,333      166,667      200,000      200,000
 550,000............................     73,333      110,000      146,667      183,333      220,000      220,000
 600,000............................     80,000      120,000      160,000      200,000      240,000      240,000
 650,000............................     86,667      130,000      173,333      216,667      260,000      260,000
 700,000............................     93,333      140,000      186,667      233,333      280,000      280,000
 750,000............................    100,000      150,000      200,000      250,000      300,000      300,000


- ---------------

(1) The table above illustrates the aggregate annual pension benefits payable under the Supermarkets General Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation user the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and 'Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1994 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equalled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1994. As of December 31, 1993, the following individuals had the number of years of credited service indicated after their names:
                                         (footnotes continued on following page)

(footnotes continued from preceding page)
    Mr. Futterman, 20.6; Mr. Borshadel, 28.5; Mr. Cuti, 2.0; Mr. Kenny, 30 and Mr. Rallo, 30. As described below in "Compensation Plans and
    Arrangements--Supplemental Retirement Agreements", each of the named executives (other than Mr. Rallo) is party to a Supplemental Retirement Agreement with Pathmark.

COMPENSATION PLANS AND ARRANGEMENTS

     Directors' Fees. Directors of the Company are not currently compensated for their services as such, except for Mr. Rubenstein who receives an annual fee of $20,000.

     Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with certain key executives, including four of the executive officers named in the Summary Compensation Table, which provide that the executive will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, (a) in the case of Mr. Futterman, equal to (i) $475,000 or (ii) his base salary on the date of his retirement, death or disability, whichever is greater, and (b) in the cases of Messrs. Borshadel, Cuti and Kenny, equal to 30% of his final average Compensation (as hereinabove defined) based on ten years of service with the Company and increasing 1% per year for each year of service thereafter to a maximum of 40% of his final average Compensation based on 20 years of service. "Compensation" includes base salary and payments under the Executive Incentive Plan, but excludes Company matching contributions under the Savings Plan and cash awards under Old Supermarkets' former Long-Term Incentive Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company. Mr. Cuti's agreement credits him with ten years of service over and above his actual service.

     Employment Agreements. As of August 1, 1993, the Company and Pathmark entered into an employment agreement with Mr. Futterman (the "1993 Employment Agreement"). The 1993 Employment Agreement is for an initial term of three years, which term is automatically extended for an additional year on the second anniversary of the commencement of the term and on each successive anniversary thereafter. Under the 1993 Employment Agreement, Mr. Futterman is entitled to a minimum annual base salary of $475,000. The 1993 Employment Agreement also provides that Mr. Futterman shall be eligible to receive an annual bonus of up to 75% of his annual base salary and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark, or as may be deemed appropriate by the Compensation Committee of the Board of Directors of Holdings.

     As of August 1, 1993, the Company entered into employment agreements (the "August Agreements", together with the 1993 Employment Agreement, the "Employment Agreements") with Messrs. Cuti and Borshadel. Each August Agreement is for an initial term of three years, which term is automatically extended for an additional year on the second anniversary of the commencement of the term and on each successive anniversary thereafter. Under the August Agreements, Mr. Cuti and Mr. Borshadel are each entitled to a minimum annual base salary of $300,000. The August Agreements also provide that each of them shall be eligible to receive an annual bonus of up to 75% of his annual base salary and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark, with respect to Mr. Cuti and Rickel, with respect to Mr. Borshadel, or as may be deemed appropriate by the Compensation Committee of the Board of Directors of Holdings.

     In the event one of the above named executives' employment is terminated by the Company without Cause (as defined in the Employment Agreements), or by the executive for Good Reason (as defined in the Employment Agreements) prior to the termination of the applicable Employment Agreement, such executive will be entitled to continue to receive his base salary, plus bonus (if earned) and continued coverage under health and insurance plans for the two year period commencing on the date of such termination or resignation, reduced by any compensation or benefits which the executive is entitled to receive in connection with his employment by another employer during said period. In addition, if Mr. Futterman's employment is terminated by the Company without Cause or by him for Good Reason on or after a Change in Control, he will then be entitled to receive such benefits for a three year period, and his base salary shall be the greater of his base salary at the annual rate in effect immediately prior to such termination of resignation or $500,000.

     Under the 1993 Employment Agreement, a Change in Control means (a) the acquisition by a Third Party (as hereinafter defined) of beneficial ownership of more than 30% of the issued and outstanding voting common stock of SMG-II, Holdings or the Company or (b) the acquisition of all or substantially all of the assets of the Company by a Third Party; provided, however, that no Change in Control will be deemed to occur as long as (i) the ML Investors, (ii) the management employees of the Company, or (iii) the ML Investors, in combination with the management employees of the Company, beneficially own, directly or indirectly, more than 50% of the voting common stock of the Company. "Third Party" shall mean any person other than the Company, Holdings or SMG-II, each of the ML Investors, or The Equitable Life Assurance Society of the United States and its affiliates. For purposes of the 1993 Employment Agreement, "person" and "beneficial ownership" shall have the meanings assigned to such terms under
Section 13(d) of the Exchange Act, as amended, and "affiliate" of any first person shall mean a second person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such first person.

     The Employment Agreements contain agreements by the executives not to compete with the Company as long as they are receiving payments under an Employment Agreement and an agreement by the executives not to disclose confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Burke, Khanna and McLean comprise the compensation committees of the Board of Directors of both Holdings and SMG-II, and were responsible for decisions concerning compensation of the executive officers of the Company. Messrs. Burke, Khanna and McLean are all executive officers of ML&Co. and ML Capital Partners. See "Certain Transactions--Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Since February 4, 1991, all shares of the Company's Common Stock are held by SMG-II. As of April 1, 1994, the number of shares of SMG-II(i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, and (iv) Series B Preferred Stock beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:

                                                                                          NUMBER        % OF
     NAME                                                                                OF SHARES      CLASS
- --------------------------------------------------------------------------------------  -----------  -----------
SMG-II Class A Common Stock
  Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2)......................    488,704.8        68.2
  ML Offshore LBO Partnership No. IX(2)...............................................     12,424.7         1.7
     Barfield House
     St. Julians Avenue
     St. Peter Port
     Guernsey
     Channel Islands
  ML Employees LBO Partnership No. I, L.P.(2).........................................     12,148.6         1.7
  ML IBK Positions, Inc.(3)...........................................................     21,258.9         3.0
  Merchant Banking L.P. No. 1(3)......................................................       8,119          1.1
  Merrill Lynch KECALP L.P. 1987(3)...................................................       7,344          1.0
  CBC Capital Partners, Inc.(4).......................................................      30,000          4.2
     270 Park Avenue
     New York, NY 10017
  Management and other employees (including former employees of Pathmark).............     138,917 (1)       19.3
     301 Blair Road
     Woodbridge, NJ 07095
SMG-II Class B Common Stock
  The Equitable Life Assurance Society of the United States(5)........................     114,000         35.6
     c/o Equitable Capital Management Corporation
     1285 Avenue of the Americas, 19th Floor
     New York, NY 10019
  Equitable Deal Flow Fund, L.P.(5)...................................................     150,000         46.9
     c/o Equitable Capital Management Corporation
     1285 Avenue of the Americas, 19th Floor
     New York, NY 10019
  Equitable Variable Life Insurance Company(5)........................................      36,000         11.3
     2 Penn Plaza, 21-C
     New York, NY 10121
  CBC Capital Partners, Inc.(4).......................................................      20,000          6.2
SMG-II Series A Preferred Stock(6)
  Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2).....................     133,043         56.2
  ML Offshore LBO Partnership No. B-X(2)..............................................      40,950         17.3
  MLCP Associates, L.P. No. II(2).....................................................       1,740           .7
  ML IBK Positions, Inc.(3)...........................................................     46,344.5        19.6
  Merchant Banking L.P. No. IV(3).....................................................       3,779          1.6
  Merrill Lynch KECALP L.P. 1989(3)...................................................       7,000          3.0
  Merrill Lynch KECALP L.P. 1991(3)...................................................      3,874.5         1.6
SMG-II Series B Preferred Stock(6)
  CBC Capital Partners, Inc.(4).......................................................      12,500          6.9
  Equitable Variable Life Insurance Company(5)........................................      20,192         11.2
  The Equitable Life Assurance Society of the United States(5)........................      63,942         35.4
  Equitable Deal Flow Fund, L.P.(5)...................................................      84,135         46.5

                                                   (footnotes on following page)

(footnotes for preceding page)

- ---------------

(1) Includes presently exercisable options granted under the Plan for 67,492 shares of SMG-II Class A Common Stock held by Management Investors and 750 shares of SMG-II Class A Common Stock that SMG-II has agreed to sell to three of the Company's employees, including 250 shares to Mr. Cuti. Does not include 39,744 options to purchase shares of SMG-II Class A Common Stock granted to non-management employees of the Company, which options are not exercisable until a public offering of SMG-II Common Stock occurs. The total number of Management Investors is 55.

(2) ML Capital Partners and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-X, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such in footnote (3) below, are referred to herein as the "Merrill Lynch Investors". The address of such entities is c/o ML Capital Partners, 767 Fifth Avenue, New York, New York 10153. ML Capital Partners is a wholly owned subsidiary of ML&Co.

(3) Merchant Banking L.P. No. 1, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merrill Lynch KECALP L.P. 1991 and ML IBK Positions, Inc. are indirectly controlled by ML&Co. The address of such entities is c/o James Caruso, Merrill Lynch & Co., Inc., World Financial Center, North Tower, New York, New York 10281-1326.

(4) CBC Capital Partners, Inc. is a wholly owned subsidiary of Chemical Banking Corp.

(5) The Equitable Investors are separate purchasers who are affiliates of each other.

(6) SMG-II Preferred Stock may be converted into an equivalent number of shares of common stock of SMG-II in accordance with its terms.

     No officer or director claims beneficial ownership of any share of the Company's Common Stock, or of SMG-II stock other than SMG-II Class A Common Stock. The number of shares of SMG-II Class A Common Stock beneficially owned by each director, by each of the five highest compensated executive officers and by all directors and all current and executive officers as a group is as follows:

     NAME                                                 NUMBER OF SHARES     % OF CLASS
- -------------------------------------------------------  -------------------  -------------
Jules Borshadel(1) ....................................            5,140               .7
James J. Burke, Jr. ...................................               --             --
Anthony J. Cuti(1).....................................            5,217               .7
Jack Futterman(1)......................................           23,000              3.2
Sunil C. Khanna........................................              700               .1
Bernard Kenny(1) ......................................            4,700               .7
Stephen M. McLean......................................               --               --
Susan C. Penny ........................................               --               --
Ronald Rallo(1) .......................................            2,750               .4
Jerry G. Rubenstein(1).................................            2,500               .3
Directors and executive officers as a group(1).........           55,662              7.8

- ---------------

(1) Includes 250 shares of SMG-II Class A Common Stock that SMG-II has agreed to sell to Mr. Cuti and presently exercisable options granted under the Plan to purchase shares of SMG-II Class A Common Stock as follows: Mr. Borshadel, 2,640; Mr. Cuti, 5,217; Mr. Futterman, 13,000; Mr. Kenny, 1,700; Mr. Rallo,
    2,350; Mr. Rubenstein, 1,000, and all directors and executive officers as a group, 33,612.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1990, Jerry G. Rubenstein, a Director, borrowed from the Company $100,000 in order to help finance his purchase of Company Class A Common Stock. Subsequently, such shares of Company

Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to the Company is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of Company Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above described payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes (the "Reimbursement Amount"). As of April 1, 1994, Mr. Rubenstein remained indebted to the Company in the amount of $100,000.

     During Fiscal 1992, the Company retained Merrill Lynch, of which Messrs. Burke, Khanna and McLean are principals, to act as underwriter in connection with its offering of the Subordinated Notes. In addition, in Fiscal 1993 Merrill Lynch acted as Dealer Manager in connection with the Exchange Offer and related Solicitation, and as underwriter in connection with the Pathmark Senior Subordinated Notes and Junior Subordinated Deferred Coupon Notes Offerings for which it received customary fees. The Company believes that the terms of the transactions referred to under this paragraph were no less favorable than those obtainable in transactions with unrelated persons.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report.

                                                                                                      PAGE NUMBER
                                                                                                   -----------------
       1.  Financial Statements:
       2.  Financial Statement Schedules:


           Schedule V--         Property and Equipment                                                       74
           Schedule VI--        Accumulated Depreciation and Amortization of Property and                    75
                                Equipment
           Schedule VIII--      Allowance for Doubtful Accounts Receivable, Trade                            76
           Schedule X--         Supplementary Income Statement Information                                   77
           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
       3.  Exhibits:
           Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 78 through 80 of this Report.


     (b) Reports on Form 8-K.

         Current report on Form 8-K dated November 1, 1993 (Items 5 and 7).

     (c) Exhibits required by Item 601 of Regulation S-K.

         See item 14(a) 3 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 1994                     SUPERMARKETS GENERAL HOLDINGS
                                          CORPORATION

                                          By:             /s/ ANTHONY
                                              CUTI
                                              ..................................

                                                        Anthony Cuti
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                         TITLE                             DATE

- ----------------------------------------------  ----------------------------------------------  -----------------
                JACK FUTTERMAN                  Director, Chairman and Chief Executive Officer  April 29, 1994
..............................................    (Principal Executive Officer)*
               (Jack Futterman)

               /S/ ANTHONY CUTI                 Director, President                             April 29, 1994
..............................................    and Chief Financial Officer
                (Anthony Cuti)                    (Principal Financial Officer)

             /s/ JOSEPH ADELHARDT               Vice President and Controller (Principal        April 29, 1994
..............................................    Accounting Officer)
              (Joseph Adelhardt)

             JAMES J. BURKE, JR.                Director*                                       April 29, 1994
..............................................
            (James J. Burke, Jr.)

               SUNIL C. KHANNA                  Director*                                       April 29, 1994
..............................................
              (Sunil C. Khanna)

              STEPHEN M. MCLEAN                 Director*                                       April 29, 1994
..............................................
             (Stephen M. McLean)

                SUSAN C. PENNY                  Director*                                       April 29, 1994
..............................................
               (Susan C. Penny)

             JERRY G. RUBENSTEIN                Director*                                       April 29, 1994
..............................................
            (Jerry G. Rubenstein)
*By:   /s/ MARC A. STRASSLER
   .........................
        Marc A. Strassler
         Attorney-in-Fact

                                                                      SCHEDULE V

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             PROPERTY AND EQUIPMENT
                                 (IN THOUSANDS)


                                                      COLUMN B                             COLUMN E                 COLUMN G
                                                    ------------  COLUMN C    COLUMN D    ----------               ----------
                     COLUMN A                        BALANCE AT   ---------  -----------  DISPOSITION  COLUMN F     BALANCE
- --------------------------------------------------   BEGINNING    ADDITIONS  RETIREMENTS  OF PURITY   -----------   AT CLOSE
                  CLASSIFICATION                     OF PERIOD     AT COST    OR SALES    OPERATIONS   TRANSFERS   OF PERIOD
- --------------------------------------------------  ------------  ---------  -----------  ----------  -----------  ----------
52 WEEKS ENDED JANUARY 29, 1994
Land..............................................  $     64,594  $   1,814   $     568   $       --   $      --   $   65,840
Buildings and building improvements...............       177,148     17,309       1,926           --       3,681      196,212
Fixtures and equipment............................       234,114     24,991      35,182           --       1,659      225,582
Leasehold costs and improvements..................       300,269     24,139      14,893           --         480      309,995
Transportation equipment..........................        22,705         85       3,019           --          --       19,771
Construction in progress..........................         3,985      2,515          --           --      (5,820)         680
                                                    ------------  ---------  -----------  ----------  -----------  ----------
                                                         802,815     70,853      55,588           --          --      818,080
Property and equipment under capital leases.......       155,813     25,655       4,972           --          --      176,496
                                                    ------------  ---------  -----------  ----------  -----------  ----------
         Total....................................  $    958,628  $  96,508   $  60,560   $       --   $      --   $  994,576
                                                    ------------  ---------  -----------  ----------  -----------  ----------
                                                    ------------  ---------  -----------  ----------  -----------  ----------
52 WEEKS ENDED JANUARY 30, 1993
Land..............................................  $     57,496  $   7,341   $     243   $       --   $      --   $   64,594
Buildings and building improvements...............       166,637      8,870       3,335           --       4,976      177,148
Fixtures and equipment............................       264,040     23,496      53,555           --         133      234,114
Leasehold costs and improvements..................       293,058     20,525       8,874           --      (4,440)     300,269
Transportation equipment..........................        21,818      1,487         600           --          --       22,705
Construction in progress..........................           811      3,903          60           --        (669)       3,985
                                                    ------------  ---------  -----------  ----------  -----------  ----------
                                                         803,860     65,622      66,667           --          --      802,815
Property and equipment under capital leases.......       148,694      8,724       1,605           --          --      155,813
                                                    ------------  ---------  -----------  ----------  -----------  ----------
         Total....................................  $    952,554  $  74,346   $  68,272   $       --   $           $  958,628
                                                    ------------  ---------  -----------  ----------  -----------  ----------
                                                    ------------  ---------  -----------  ----------  -----------  ----------
52 WEEKS ENDED FEBRUARY 1, 1992
Land..............................................  $     63,566  $     701   $   3,750   $    3,032   $      11   $   57,496
Buildings and building improvements...............       186,658      5,476      10,659       14,838          --      166,637
Fixtures and equipment............................       349,174     26,447      27,269       84,742         430      264,040
Leasehold costs and improvements..................       352,907     21,550      36,357       47,131       2,089      293,058
Transportation equipment..........................        29,327        123       1,963        6,012         343       21,818
Construction in progress..........................         3,250      5,149           4        4,711      (2,873)         811
                                                    ------------  ---------  -----------  ----------  -----------  ----------
                                                         984,882     59,446      80,002      160,466          --      803,860
Property and equipment under capital leases.......       184,939     19,409       9,916       45,738          --      148,694
                                                    ------------  ---------  -----------  ----------  -----------  ----------
         Total....................................  $  1,169,821  $  78,855   $  89,918   $  206,204   $      --   $  952,554
                                                    ------------  ---------  -----------  ----------  -----------  ----------
                                                    ------------  ---------  -----------  ----------  -----------  ----------

                                                                     SCHEDULE VI

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT
                                 (IN THOUSANDS)

                                                    COLUMN B    COLUMN C     COLUMN D                 COLUMN F
                                                   ----------  -----------  -----------   COLUMN E    ---------
                    COLUMN A                       BALANCE AT  CONTINUING   DISCONTINUED -----------  DISPOSITION  COLUMN G
- -------------------------------------------------  BEGINNING   OPERATIONS   OPERATIONS   RETIREMENTS  OF PURITY  -----------
                 CLASSIFICATION                    OF PERIOD    ADDITIONS    ADDITIONS    OR SALES    OPERATIONS  TRANSFERS
- -------------------------------------------------  ----------  -----------  -----------  -----------  ---------  -----------
52 WEEKS ENDED JANUARY 29, 1994
Buildings and building improvements..............  $   43,068   $   7,364    $   2,537    $   2,418   $      --   $      --
Fixtures and equipment...........................     115,796      22,717        4,240       30,922          --          --
Leasehold costs and improvements.................      97,832      21,837        3,043       13,746          --          --
Transportation equipment.........................      13,955       1,691          525        2,651          --          --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
                                                      270,651      53,609       10,345       49,737          --          --
Property and equipment under capital leases......      51,166      14,056        1,571        2,928          --          --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
         Total...................................  $  321,817   $  67,665    $  11,916    $  52,665   $      --   $      --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
                                                   ----------  -----------  -----------  -----------  ---------  -----------
52 WEEKS ENDED JANUARY 30, 1993
Buildings and building improvements..............  $   35,405   $   8,045    $   1,173    $   2,540   $      --   $     985
Fixtures and equipment...........................     133,105      25,916        3,707       46,995          --          63
Leasehold costs and improvements.................      82,971      20,189        2,909        7,189          --      (1,048)
Transportation equipment.........................      12,068       2,322          123          558          --          --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
                                                      263,549      56,472        7,912       57,282          --          --
Property and equipment under capital leases......      37,515      12,771        1,132          252          --          --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
         Total...................................  $  301,064   $  69,243    $   9,044    $  57,534   $      --   $      --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
                                                   ----------  -----------  -----------  -----------  ---------  -----------
52 WEEKS ENDED FEBRUARY 1, 1992
Buildings and building improvements..............  $   31,467       8,948        1,178    $   2,319   $   3,869   $      --
Fixtures and equipment...........................     150,170      41,628        4,443       22,876      40,260          --
Leasehold costs and improvements.................      84,583      25,242        3,953       10,483      20,324          --
Transportation equipment.........................      12,467       3,543          225        1,384       2,783          --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
                                                      278,687      79,361        9,799       37,062      67,236          --
Property and equipment under capital leases......      36,981      13,811        1,707        4,992       9,992          --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
         Total...................................  $  315,668   $  93,172    $  11,506    $  42,054   $  77,228   $      --
                                                   ----------  -----------  -----------  -----------  ---------  -----------
                                                   ----------  -----------  -----------  -----------  ---------  -----------

                                                    COLUMN H
                    COLUMN A                       BALANCE AT
- -------------------------------------------------   CLOSE OF
                 CLASSIFICATION                      PERIOD
- -------------------------------------------------  ----------
52 WEEKS ENDED JANUARY 29, 1994
Buildings and building improvements..............  $   50,551
Fixtures and equipment...........................     111,831
Leasehold costs and improvements.................     108,966
Transportation equipment.........................      13,520
                                                   ----------
                                                      284,868
Property and equipment under capital leases......      63,865
                                                   ----------
         Total...................................  $  348,733
                                                   ----------
                                                   ----------
52 WEEKS ENDED JANUARY 30, 1993
Buildings and building improvements..............  $   43,068
Fixtures and equipment...........................     115,796
Leasehold costs and improvements.................      97,832
Transportation equipment.........................      13,955
                                                   ----------
                                                      270,651
Property and equipment under capital leases......      51,166
                                                   ----------
         Total...................................  $  321,817
                                                   ----------
                                                   ----------
52 WEEKS ENDED FEBRUARY 1, 1992
Buildings and building improvements..............  $   35,405
Fixtures and equipment...........................     133,105
Leasehold costs and improvements.................      82,971
Transportation equipment.........................      12,068
                                                   ----------
                                                      263,549
Property and equipment under capital leases......      37,515
                                                   ----------
         Total...................................  $  301,064
                                                   ----------
                                                   ----------


                                                   ----------


     Depreciation and amortization expense of owned property and equipment is computed on the straight-line method over their estimated useful lives. Amortization of property under capital leases is computed on the straight-line method over the remaining terms of the leases. Depreciable lives are primarily the following:

Buildings.......................................  40 years
Building/leasehold improvements:
  Structural....................................  Remaining life of building or lease
  Other improvements............................  8 to 15 years
Fixtures and equipment..........................  3 to 10 years
Transportation equipment........................  3 to 8 years

                                                                   SCHEDULE VIII

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE, TRADE
                                 (IN THOUSANDS)

                                                                                      52 WEEKS ENDED
                                                                           -------------------------------------
                                                                           JANUARY 29,  JANUARY 30,  FEBRUARY 1,
                                                                              1994         1993         1992
                                                                           -----------  -----------  -----------
Balance, beginning of period.............................................   $   1,714    $   2,120    $   2,210
Additions charged to earnings............................................       3,245        4,211        4,935
Deductions:
  Items determined to be uncollectible, less recovery of amounts
previously written off...................................................      (3,168)      (4,617)      (4,983)
  Disposal of Purity Operations..........................................          --           --          (42)
                                                                           -----------  -----------  -----------
Balance, end of period...................................................   $   1,791    $   1,714    $   2,120
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

                                                                      SCHEDULE X

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                                      52 WEEKS ENDED
                                                                           -------------------------------------
                                                                           JANUARY 29,  JANUARY 30,  FEBRUARY 1,
     ITEM                                                                     1994         1993         1992
- -------------------------------------------------------------------------  -----------  -----------  -----------
Maintenance and repairs..................................................   $  51,807    $  49,757    $  62,763

     Certain items noted in Rule 12-11 of Regulation S-X have been excluded from the above schedule on the basis that each is less than 1% of net sales as reported in the related Consolidated Statements of Operations.

                                 EXHIBIT INDEX



EXHIBIT                                                                            PAGE
  NO.                                   EXHIBIT                                     NO.
- -------- ---------------------------------------------------------------------  -----------
    2.1* --Distribution and Transfer Agreement among Pathmark, PTK and
         Plainbridge..........................................................
    2.2* --Distribution and Transfer Agreement dated as of May 3, 1993 among
           Pathmark, the Company and Chefmark. (incorporated by reference from
           Exhibit 2.2 to the Registration Statement on Form S-1 of the
           Company and Pathmark, File No. 33-59616 the "1993 Registration
         Statement")..........................................................
    2.3  --Agreement and Plan of Merger dated as of April 22, 1987 by and among Old Supermarkets, SMG Acquisition Corporation and Holdings,
           as amended and restated (incorporated by reference from Exhibit 2 to the Registration Statement on Form S-1 of the Company, File No.
         33-16963)............................................................
    2.4  --Agreement and Plan of Merger dated as of July 29, 1991 among
           Holdings, Purity Supreme, Inc. and PSLP Holding Corporation
           (incorporated by reference from Exhibit 10.55 to the Registration
           Statement on Form S-1 of the Company, No. 33-16963)................
    2.5  --Amendment No. 1 dated as of October 23, 1991 to the Agreement and
           Plan of Merger dated as of July 29, 1991 among the Company, Purity
           Supreme, Inc. and PSLP Holding Corporation (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K of the
         Company dated December 17, 1991).....................................
    3.1  --Restated Certificate of Incorporation of the Company, as amended.
           (incorporated by reference from Exhibit 3.3 to the Registration
           Statement on Form S-1 of Pathmark, File No. 33-59612, the "October
         1993 Registration Statement")........................................
    3.2  --Amendment to the Restated Certificate of Incorporation of the
           Company, as amended. (incorporated by reference from Exhibit 3.2 to the October Registration Statement)................................
    3.3  --By-Laws of the Company, as amended. (incorporated by reference from
           Exhibit 3.6 to the 1993 Registration Statement)....................
    3.4  --Restated Certificate of Incorporation of the Company, as amended.
           (incorporated by reference from Exhibit 3.4 to the 1993
         Registration Statement)..............................................
    3.5  --Certificate of Designation of the $3.52 Cumulative Exchangeable
           Redeemable Preferred Stock of Holdings. (incorporated by reference from Exhibit 3.5 to the 1993 "Registration Statement").............
    4.1* --Indenture dated as of May 1, 1992 between the Company and
           Wilmington Trust Company, Trustee, relating to the 11 5/8%
         Subordinated Notes due 2002 of Holdings..............................
    4.2* --Supplemental Indenture between the Company and Wilmington Trust
           Company, Trustee, to the Indenture dated as of May 1, 1992 between
           Holdings and Wilmington Trust Company, Trustee, relating to the 11
           5/8% Subordinated Notes dues 2002 of Holdings......................
    4.3  --Commitment Letter dated March 12, 1993 between the Company and
           Bankers Trust Company. (incorporated by reference from Exhibit 4.4B to the 1993 Registration Statement)................................
    4.4* --Credit Agreement among Pathmark, the Lenders, listed therein, and
           Banker's Trust Company as Agent....................................
    4.5* --Credit Agreement among Plainbridge, the Lenders, listed therein, and Banker's Trust Company as Agent................................
    4.6* --Indenture between Pathmark and United States Trust Company of New
           York, Trustee, relating to the Senior Subordinated Notes due 2003 of Pathmark..........................................................
    4.7* --Indenture between Pathmark and NationsBank of Georgia, National
           Association, Trustee, relating to the Junior Subordinated Deferred
           Coupon Notes due 2003 of Pathmark..................................


EXHIBIT                                                                            PAGE
  NO.                                   EXHIBIT                                     NO.
- -------- ---------------------------------------------------------------------  -----------
    4.8* --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 11 5/8% Subordinated Notes due 2002 of Pathmark....
    4.9* --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 12 5/8% Subordinated Debentures due 2002 of
         Pathmark.............................................................
   10.1* --Logistical Services Agreement between Pathmark and Plainbridge.....
   10.2* --Services Agreement between Pathmark and Plainbridge relating to the
           Rickel home centers................................................
   10.3  --Services Agreement between the Company and Plainbridge relating to the warehouse and distribution facilities. (incorporated by reference from Exhibit 10.3 to the October 1993 Registration
         Statement)...........................................................
   10.4  --Services Agreement dated as of May 3, 1993 between the Company and
           Chefmark (incorporated by reference from Exhibit 10.4 to the 1993
         Registration Statement)..............................................
   10.5  --Chefmark Supply Agreement, dated May 3, 1993, between the Company and Chefmark (incorporated by reference from Exhibit 10.5 to the
           1993 Registration Statement).......................................
   10.6* --Tax Sharing Agreement between the Company and SMG-II...............
   10.7* --Tax Indemnity Agreement between the Company and Plainbridge........
   10.8  --Supermarkets General Corporation Pension Plan (as Amended and
           Restated effective January 1, 1979) as amended through May 29, 1987
           (incorporated by reference from Exhibit 10.21 to the Registration
           Statement on Form S-1 of Holdings, File No. 33-16963)..............
   10.9  --Supermarkets General Corporation Savings Plan (as Amended and
           Restated effective April 1, 1983) as amended through January 1,
           1987 (incorporated by reference from Exhibit 10.22 to the
           Registration Statement on Form S-1 of Holdings, File No.
         33-16963)............................................................
   10.10 --Supermarkets General Corporation Management Incentive Plan
           effective June 17, 1971 (incorporated by reference from Exhibit
           10.23 to the Registration Statement on Form S-1 of Holdings, File
         No. 33-16963)........................................................
   10.11 --Supplemental Retirement Agreements dated as of March 9, 1987 between Old Supermarkets and Jack Futterman, Jeffrey C. Girard,
           Jules Borshadel and Isadore Lemmerman (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form S-1 of
         Holdings, File No. 33-16963).........................................
   10.12 --Excess Benefit Plan of Supermarkets General Corporation, effective as of March 9, 1987................................................
   10.13 --Recourse Secured Promissory Note, dated October 5, 1987, given to
           Holdings from each Management Investor listed therein (incorporated by reference from Exhibit 10.43 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Holdings, File No.
         33-16963)............................................................
   10.14 --Stock Pledge Agreement dated October 5, 1987, between Holdings and each Management Investor listed therein (incorporated by reference from Exhibit 10.44 to Post-Effective Amendment No. 1 to the
           Registration Statement on Form S-1 of Holdings, File No.
         33-16963)............................................................
   10.15 --SMG-II Holdings Corporation Management Investors Stock Option Plan,
           as amended May 17, 1991 (the "Option Plan")........................
   10.16 --Form of Stock Option Agreement under the Option Plan...............
   10.17 --SMG-II Holdings Corporation Employees 1987 Stock Option Plan, as
           amended May 17, 1991...............................................
   10.18* --Employment Agreement dated as of August 1, 1993 among the Company,
         Pathmark, SMG-II and Jack Futterman..................................


EXHIBIT                                                                            PAGE
  NO.                                   EXHIBIT                                     NO.
- -------- ---------------------------------------------------------------------  -----------
   10.19* --Employment Agreement dated as of August 1, 1993 between the
           Pathmark and Jules Borshadel.......................................
   10.20* --Employment Agreement dated as of August 1, 1993 between the
           Company, SMG-II and Anthony Cuti...................................
   10.21 --Stockholders Agreement, dated as of February 4, 1991, among SMG-II
           Holdings Corporation and its Stockholders (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form
         S-1 of Holdings, File No. 33-16963)..................................
   10.24 --Supplemental Retirement Agreements dated as of March 12, 1993 between the Company and Anthony Cuti and Isadore Zalkin............
   10.25 --Supplemental Retirement Agreement, dated March 9, 1987 between the
           Company and Bernard Kenny..........................................
   22.*  --List of Subsidiaries of the Company
   23.*  --Letter from Deloitte & Touche as to preferability of accounting change.............................................................
   24.*  --Powers of Attorney


- ---------------

*Filed herewith.