Form 10-Q
period 1994-04-30
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1994-06-14
CIK 821139

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

 FOR THE QUARTER ENDED                               COMMISSION FILE NUMBER
     APRIL 30, 1994                                         0-16404

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       13-3408704
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)
     301 BLAIR ROAD, P. O. BOX 5301                            07095-0915
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

     As of April 30,, 1994, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               13 WEEKS ENDED
                                                                                        ----------------------------
                                                                                          APRIL 30,       MAY 1,
                                                                                            1994           1993
                                                                                        -------------  -------------
Sales.................................................................................  $   1,019,016  $   1,071,307
Cost of sales (exclusive of depreciation and amortization shown
  separately below)...................................................................        729,758        775,654
                                                                                        -------------  -------------
Gross profit..........................................................................        289,258        295,653
Selling, general and administrative expenses..........................................        234,582        238,539
Depreciation and amortization.........................................................         15,742         17,160
                                                                                        -------------  -------------
Operating earnings....................................................................         38,934         39,954
Interest expense......................................................................         40,541         48,931
Interest income allocated to discontinued operations..................................             --          3,218
                                                                                        -------------  -------------
Loss from continuing operations before income taxes, extraordinary items and
cumulative effect of accounting changes...............................................         (1,607)        (5,759)
Income tax provision (benefit)........................................................             42         (1,192)
                                                                                        -------------  -------------
Loss from continuing operations before extraordinary items and cumulative effect of
accounting changes....................................................................         (1,649)        (4,567)
Loss from discontinued operations.....................................................         (6,699)        (1,959)
                                                                                        -------------  -------------
Loss before extraordinary items and cumulative effect of accounting changes...........         (8,348)        (6,526)
Extraordinary items, net of an income tax benefit of $71..............................             --            (99)
                                                                                        -------------  -------------
Loss before cumulative effect of accounting changes...................................         (8,348)        (6,625)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions, net of an income tax
     benefit of $11,289...............................................................             --        (15,636)
  Postemployment benefits, net of an income tax benefit of $1,813.....................             --         (2,488)
  Change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities, net of an income tax benefit of
$8,430................................................................................             --        (11,570)
  Change in the method utilized to calculate last-in, first-out (LIFO) inventories,
net of an income tax benefit of $7,770................................................             --        (10,664)
                                                                                        -------------  -------------
Net loss..............................................................................         (8,348)       (46,983)
Less non-cash preferred stock accretion and
  dividend requirements...............................................................         (4,702)        (4,686)
                                                                                        -------------  -------------
Net loss attributable to its common stockholder.......................................  $     (13,050) $     (51,669)
                                                                                        -------------  -------------
                                                                                        -------------  -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        APRIL 30,     JANUARY 29,
                                                                                          1994           1994
                                                                                      -------------  -------------
    ASSETS
Current Assets
  Cash..............................................................................  $       5,505  $       6,168
  Accounts receivable, net..........................................................         16,806         15,428
  Merchandise inventories...........................................................        341,563        323,036
  Income taxes receivable...........................................................          2,999         22,422
  Prepaid expenses..................................................................         25,767         21,838
  Due from suppliers................................................................         16,851         20,600
  Other current assets..............................................................         14,682         12,432
                                                                                      -------------  -------------
       Total Current Assets.........................................................        424,173        421,924
Property and Equipment, Net.........................................................        639,526        645,843
Deferred Financing Costs, Net.......................................................         44,746         46,497
Deferred Income Taxes...............................................................          2,890          2,890
Investment in Purity Supreme (net of valuation allowance of $30,017
  at April 30, 1994 and January 29, 1994)...........................................             --             --
Other Assets........................................................................         21,433         27,736
                                                                                      -------------  -------------
                                                                                      $   1,132,768  $   1,144,890
                                                                                      -------------  -------------
                                                                                      -------------  -------------
    LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
  Accounts payable..................................................................  $     265,219  $     282,771
  Current maturities of long-term debt..............................................         45,784         46,244
  Accrued payroll and payroll taxes.................................................         54,971         60,204
  Current portion of obligations under capital leases...............................         18,410         18,844
  Accrued interest payable..........................................................         35,963         16,633
  Accrued expenses and other current liabilities....................................        114,780        114,431
                                                                                      -------------  -------------
       Total Current Liabilities....................................................        535,127        539,127
                                                                                      -------------  -------------
Long-Term Debt......................................................................      1,411,372      1,415,236
                                                                                      -------------  -------------
Obligations Under Capital Leases, Long-Term.........................................        129,133        131,506
                                                                                      -------------  -------------
Other Noncurrent Liabilities........................................................        254,152        243,385
                                                                                      -------------  -------------
Redeemable Securities
  Exchangeable Preferred Stock, $.01 par value......................................        100,744        100,346
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671 shares at April 30, 1994 and
       January 29, 1994
    Liquidation preference, $25 per share: $122,267 at April 30, 1994 and
       January 29, 1994
                                                                                      -------------  -------------
       Total Redeemable Securities..................................................        100,744        100,346
                                                                                      -------------  -------------
Commitments and Contingencies
Stockholder's Deficit
  Class A Common Stock, $.01 par value..............................................              7              7
    Authorized: 1,075,000 shares
    Issued and outstanding: 650,675 shares at April 30, 1994 and
       January 29, 1994
  Class B Common Stock, $.01 par value..............................................              3              3
    Authorized: 1,000,000 shares
    Issued and outstanding: 320,000 shares at April 30, 1994 and
       January 29, 1994
  Paid-in Capital...................................................................        200,350        200,748
  Accumulated Deficit...............................................................     (1,498,120)    (1,485,468)
                                                                                      -------------  -------------
       Total Stockholder's Deficit..................................................     (1,297,760)    (1,284,710)
                                                                                      -------------  -------------
                                                                                      $   1,132,768  $   1,144,890
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                            CLASS A        CLASS B                                    TOTAL
                                                            COMMON         COMMON       PAID-IN     ACCUMULATED   STOCKHOLDER'S
                                                             STOCK          STOCK       CAPITAL       DEFICIT        DEFICIT
                                                         -------------  -------------  ----------  -------------  -------------
Balance at January 29, 1994............................    $       7      $       3    $  200,748  $  (1,485,468) $  (1,284,710)
  Net loss.............................................           --             --            --         (8,348)        (8,348)
  Accrued dividends on preferred stock ($.88 per
share).................................................           --             --            --         (4,304)        (4,304)
  Accretion on preferred stock.........................           --             --          (398)            --           (398)
                                                                 ---            ---    ----------  -------------  -------------
Balance April 30, 1994.................................    $       7      $       3    $  200,350  $  (1,498,120) $  (1,297,760)
                                                                 ---            ---    ----------  -------------  -------------
                                                                 ---            ---    ----------  -------------  -------------
Balance, January 30, 1993..............................    $       7      $       3    $  202,303  $  (1,305,025) $  (1,102,712)
  Net loss.............................................           --             --            --        (46,983)       (46,983)
  Accrued dividends on preferred stock ($.88 per
share).................................................           --             --            --         (4,304)        (4,304)
  Accretion on preferred stock.........................           --             --          (382)            --           (382)
                                                                 ---            ---    ----------  -------------  -------------
Balance May 1, 1993....................................    $       7      $       3    $  201,921  $  (1,356,312) $  (1,154,381)
                                                                 ---            ---    ----------  -------------  -------------
                                                                 ---            ---    ----------  -------------  -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               13 WEEKS ENDED
                                                                                           ----------------------
                                                                                           APRIL 30,     MAY 1,
                                                                                              1994        1993
                                                                                           ----------  ----------
Operating Activities
  Net loss...............................................................................  $   (8,348) $  (46,983)
  Adjustments to reconcile net loss to net cash provided by
     operating activities
       Extraordinary loss on early extinguishment of debt................................          --          99
       Cumulative effect of accounting changes...........................................          --      40,358
       Depreciation and amortization.....................................................      15,742      17,160
       Deferred income tax provision (benefit)...........................................         399      (3,110)
       Interest accruable but not payable................................................       3,254          --
       Amortization of original issue discount...........................................       3,487         317
       Amortization of debt issuance costs...............................................       1,622       1,036
       Loss on disposal of property and equipment........................................          55         117
       Loss from discontinued operations.................................................       6,699       1,959
       Cash provided by (used for) operating assets and liabilities
          Accounts receivable, net.......................................................      (1,378)        776
          Merchandise inventories........................................................     (18,527)    (18,486)
          Income taxes receivable........................................................      19,423       1,803
          Other current assets...........................................................      (2,430)      6,282
          Accounts payable...............................................................     (17,552)    (20,340)
          Other current liabilities......................................................      14,574     (12,072)
          Other noncurrent assets and liabilities, net...................................      10,520      10,084
                                                                                           ----------  ----------
             Cash provided by (used for) operating activities............................      27,540     (21,000)
                                                                                           ----------  ----------
Investing Activities
  Property and equipment expenditures....................................................     (13,429)    (12,799)
  Proceeds from disposition of property and equipment....................................         578         156
                                                                                           ----------  ----------
             Cash used for investing activities..........................................     (12,851)    (12,643)
                                                                                           ----------  ----------
Financing Activities
  Decrease in Working Capital Facilities borrowings......................................      (1,500)         --
  Decrease in Pathmark Term Loan.........................................................      (8,750)         --
  Increase in Old Working Capital Facility borrowings....................................          --      44,000
  Repayment of other long-term borrowings................................................        (815)     (6,620)
  Reduction in obligations under capital leases..........................................      (4,287)     (3,418)
                                                                                           ----------  ----------
             Cash provided by (used for) financing activities............................     (15,352)     33,962
                                                                                           ----------  ----------
Increase (decrease) in cash..............................................................        (663)        319
Cash at beginning of period..............................................................       6,168       3,806
                                                                                           ----------  ----------
Cash at end of period....................................................................  $    5,505  $    4,125
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

     On February 4, 1991, Supermarkets General Holdings Corporation (the "Company"), through the consummation of an exchange offer (the "Exchange Offer") pursuant to which the then existing common stockholders exchanged on a one-for-one basis shares of the Company's common stock for shares of common stock of SMG-II Holdings Corporation ("SMG-II"), became a wholly owned subsidiary of SMG-II. As a result of the Exchange Offer, SMG-II owns all of the Company's common stock and is effectively a holding company for the operations of the Company. The holders of SMG-II's common stock include certain limited partnerships controlled directly or indirectly by Merrill Lynch Capital Partners, Inc., together with certain indirectly wholly owned subsidiaries of Merrill Lynch & Co., Inc., certain members of the Company's management, Manufacturers Hanover Capital Partners, Inc. and the Equitable Life Assurance Society of the United States and certain of its affiliates.

     The consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company and have been prepared in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 29, 1994. The reader is referred to the Company's Form 10-K Annual Report for the year ended January 29, 1994, Notes to Consolidated Financial Statements, for a summary of significant accounting policies.

     The accompanying consolidated financial statements of the Company indicate that at April 30, 1994 current liabilities exceed its current assets by $111.0 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the year with its various debt covenants.

     Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

NOTE 2--RECAPITALIZATION AND DISCONTINUED OPERATIONS

     During Fiscal 1993, the Board of Directors authorized management of the Company to proceed with a recapitalization plan (the "Recapitalization") consisting of a refinancing of the Company's debt.

     On October 26, 1993, the Recapitalization was consummated. Pathmark Stores, Inc. (formerly Supermarkets General Corporation, hereinafter referred to as "Pathmark") borrowed $450.0 million under a bank credit agreement, consisting of $400.0 million under a term loan facility ("the Pathmark Term Loan") and $50.0 million under a $175.0 million working capital facility (the "Pathmark Working Capital Facility"), borrowed $436.6 million from the issuance of its 9.625% Senior Subordinated Notes due 2003 (the "Pathmark Senior Subordinated Notes"), issued $120.0 million initial principal amount of its 10.75% Junior Subordinated Deferred Coupon Notes due 2003 (the "Pathmark Deferred Coupon Notes"), exchanged $95.8 million principal amount of its 12.625% Subordinated Debentures due 2002 (the "Pathmark Subordinated Debentures") for $95.8 million principal amount outstanding of Holdings Subordinated Debentures and exchanged $198.5 million principal amount of its 11.625% Subordinated Notes due 2002 (the "Pathmark Subordinated Notes") for $198.5 million principal amount outstanding of the Holdings Subordinated Notes. As part of the Recapitalization,

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 2--RECAPITALIZATION AND DISCONTINUED OPERATIONS--(CONTINUED)
PTK Holdings, Inc. ("PTK"), a newly formed wholly owned subsidiary of Holdings, borrowed $126.1 million through the issuance of its $130.0 million aggregate principal amount 10.25% Exchangeable Guaranteed Debentures due 2003 (the "PTK DIBs") in a private placement, which bonds the Company has guaranteed. The proceeds from the aforementioned borrowings were used to redeem the Old Working Capital Facility, Holdings 14.5% Senior Subordinated Notes due 1997 (the "Holdings Senior Subordinated Notes") and Holdings 13.125% Junior Subordinated Discount Debentures due 2003 (the "Holdings Discount Debentures") and to purchase $185.0 million aggregate principal amount of the Holdings 12.625% Subordinated Debentures due 2002 (the "Holdings Subordinated Debentures") from the Equitable Affiliates. In addition, on October 26, 1993, Plainbridge, Inc. ("Plainbridge"), a newly formed indirectly wholly owned subsidiary of the Company, borrowed $3.5 million under a $50.0 million bank revolving credit agreement (the "Plainbridge Working Capital Facility").

     In conjunction with the Recapitalization, the assets, liabilities and related operations of the Company's home centers segment as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service Pathmark's supermarkets and drug stores and certain inventories and real property, were contributed by Pathmark to Plainbridge and the shares of Plainbridge were distributed to PTK (the "Plainbridge Spin-Off"). As a result, PTK holds 100% of the capital stock of both Plainbridge and Pathmark. The Company intends to further spin-off Plainbridge to its common stockholder within the next year, although there can be no assurance that such spin-off will be consummated. Any such spin-off would require satisfying the dividend restrictions with respect to Holding's Exchangeable Preferred Stock (see Note
11) as well as obtaining consents from various lenders to Plainbridge and PTK. Accordingly, the accompanying consolidated statements of operations for all periods presented include the operating results of the Company's home centers segment as discontinued operations. The results of operations related to the warehouse, transportation and certain real estate are included in the continuing operating results of the Company for the first quarter of Fiscal 1993 since such operations represented a portion of the supermarkets and drug stores segment. Subsequent to the Plainbridge Spin-Off, the operating results related to the warehouse , transportation and certain real estate are included as discontinued operations. The net assets of Plainbridge as of April 30, 1994 and January 29, 1994 were approximately $219.9 and $223.5 million, respectively.

     In conjunction with the Recapitalization, Pathmark entered into a 10-year logistical services agreement with Plainbridge (see Note 10). The terms of the logistical services agreement were designed to require Plainbridge to continue to provide Pathmark with substantially the same level of supply and other logistical services as was available from the warehouse, distribution and processing facilities prior to the Plainbridge Spin-Off at substantially the same or a lower cost. Subsequent to the Plainbridge Spin-Off, these intercompany purchases from Plainbridge are included in the Company's continuing operations. The corresponding revenues generated by Plainbridge from such transactions are included in the Company's discontinued operations.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 2--RECAPITALIZATION AND DISCONTINUED OPERATIONS--(CONTINUED)
     Operating results of the discontinued operations were as follows (dollars in thousands):

                                                                                           13 WEEKS ENDED
                                                                                       ----------------------
                                                                                        APRIL 30,    MAY 1,
                                                                                         1994(A)     1993(B)
                                                                                       -----------  ---------
Revenues
  Affiliate..........................................................................  $   666,053  $      --
  Rickel home centers................................................................       75,459     76,991
  Rental income......................................................................        1,496         --
  Other..............................................................................        4,615         --
                                                                                       -----------  ---------
Total revenues.......................................................................  $   747,623  $  76,991
                                                                                       -----------  ---------
                                                                                       -----------  ---------
Loss before income taxes.............................................................  $    (6,699) $  (3,373)(c)
Income tax benefit...................................................................           --     (1,414)
                                                                                       -----------  ---------
Net loss from discontinued operations................................................  $    (6,699) $  (1,959)
                                                                                       -----------  ---------
                                                                                       -----------  ---------

- ---------------

      (a)  Represents the results of operations related to the warehouse, transportation and certain real estate as well as the home centers segment.
      (b)  Represents the results of operations related to the home centers segment.
      (c)  The home centers segment was not allocated any portion of the Company's Acquisition debt. However, the
           Company charged the home centers segment interest expense relating to a proportionate share of certain borrowings. These charges amounted to $3.2 million for the first quarter of Fiscal 1993 and are included in the results of the discontinued operations.

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories are comprised of the following (dollars in thousands):

                                                                                      APRIL 30,   JANUARY 29,
                                                                                        1994         1994
                                                                                     -----------  -----------
Merchandise inventories at FIFO cost...............................................  $   397,273   $ 377,516
Less LIFO reserve..................................................................       55,710      54,480
                                                                                     -----------  -----------
Merchandise inventories at LIFO cost...............................................  $   341,563   $ 323,036
                                                                                     -----------  -----------
                                                                                     -----------  -----------

     In the fourth quarter of Fiscal 1993, the Company changed its method utilized to calculate LIFO store inventories related to its indirect wholly owned subsidiary, Pathmark (see Note 7).

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4--PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following (dollars in thousands):

                                                                                         APRIL 30,    JANUARY 29,
                                                                                           1994          1994
                                                                                       -------------  -----------
Land.................................................................................  $      65,902   $  65,840
Buildings and building improvements..................................................        197,941     196,212
Fixtures and equipment...............................................................        229,579     225,582
Leasehold costs and improvements.....................................................        314,370     309,995
Transportation equipment.............................................................         20,065      19,771
Construction in progress.............................................................             --         680
                                                                                       -------------  -----------
Property and equipment, owned........................................................        827,857     818,080
Property and equipment under capital leases..........................................        177,533     176,496
                                                                                       -------------  -----------
Property and equipment, at cost......................................................      1,005,390     994,576
Less accumulated depreciation and amortization.......................................        365,864     348,733
                                                                                       -------------  -----------
Property and equipment, net..........................................................  $     639,526   $ 645,843
                                                                                       -------------  -----------
                                                                                       -------------  -----------

NOTE 5--LONG-TERM DEBT

     Long-term debt is comprised of the following (dollars in thousands):

                                                                                        APRIL 30,     JANUARY 29,
                                                                                          1994           1994
                                                                                      -------------  -------------
Pathmark Term Loan..................................................................  $     376,250  $     385,000
Pathmark Working Capital Facility...................................................         26,000         29,000
Plainbridge Working Capital Facility................................................         10,000          8,500
10.25% PTK Exchangeable Guaranteed Debentures due 2003..............................        133,047        129,649
9.625% Pathmark Senior Subordinated Notes due 2003..................................        436,807        436,718
10.75% Pathmark Deferred Coupon Notes due 2003......................................        126,566        123,312
12.625% Pathmark Subordinated Debentures due 2002...................................         95,750         95,750
11.625% Pathmark Subordinated Notes due 2002........................................        198,517        198,517
11.625% Holdings Subordinated Notes due 2002........................................          1,483          1,483
Industrial Revenue Bonds............................................................          6,375          6,375
Other Debt (primarily mortgages)....................................................         46,361         47,176
                                                                                      -------------  -------------
Total debt..........................................................................      1,457,156      1,461,480
Less current maturities.............................................................         45,784         46,244
                                                                                      -------------  -------------
Long-term portion...................................................................  $   1,411,372  $   1,415,236
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 6--INTEREST EXPENSE

     Interest expense is comprised of the following (dollars in thousands):

                                                                                               13 WEEKS ENDED
                                                                                          ------------------------
                                                                                           APRIL 30,     MAY 1,
                                                                                             1994         1993
                                                                                          -----------  -----------
Pathmark Term Loan......................................................................  $     5,896  $        --
Pathmark Working Capital Facility.......................................................          530           --
Pathmark Senior Subordinated Notes
  Amortization of original issue discount...............................................           88           --
  Currently payable.....................................................................       10,588           --
Pathmark Deferred Coupon Notes
  Accruable but not payable.............................................................        3,254           --
Pathmark Subordinated Debentures........................................................        3,022           --
Pathmark Subordinated Notes.............................................................        5,813           --
Amortization of PTK DIBs original issue discount........................................        3,399           --
Old Working Capital Facility............................................................           --        1,155
Holdings Senior Subordinated Notes......................................................           --       14,055
Holdings Subordinated Debentures........................................................           --       13,098
Holdings Subordinated Notes.............................................................           --        5,813
Holdings Discount Debentures............................................................           --        7,074
Amortization of Holdings original issue discount........................................           --          317
Amortization of debt issuance costs.....................................................        1,622        1,036
Obligations under capital leases........................................................        3,699        3,783
Mortgages...............................................................................           52        1,197
Other, net..............................................................................        2,578        1,403
                                                                                          -----------  -----------
Interest expense........................................................................  $    40,541  $    48,931
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     The Company made cash interest payments of $11.5 million and $46.8 million in the first quarters of Fiscal 1994 and Fiscal 1993, respectively.

NOTE 7--CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     The Company made the following accounting changes:

Inventory:

     Effective January 31, 1993, the Company changed its method utilized to calculate LIFO store inventories related to its indirect wholly owned subsidiary, Pathmark. Prior to Fiscal 1993, the Company utilized a retail approach to determine current cost and a general warehouse purchase index to measure inflation in the cost of its merchandise inventories in its stores. The Company's change arose from the development and utilization in Fiscal 1993 of internal cost indices based on the specific identification of merchandise in its stores to measure inflation in the prices, thereby eliminating the averaging and estimation inherent in the retail and general warehouse purchase index methods. The Company believes the use of such specific costs and internal indices results in a more accurate measurement of the impact of inflation in the cost of its store merchandise. The effect of this change resulted in a charge to income of $10.7 million, net of an income tax benefit of $7.8 million, and has

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 7--CUMULATIVE EFFECT OF ACCOUNTING CHANGES--(CONTINUED) been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statement of operations for the first quarter of Fiscal 1993.

Postretirement Benefits other than Pensions:

     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and recognized a transition obligation of $26.9 million, net of an income tax benefit of $11.3 million, immediately upon adoption.

Postemployment Benefits:

     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which resulted in a charge to income of $2.5 million, net of an income tax benefit of $1.8 million, immediately upon adoption.

Income Taxes:

     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The implementation of SFAS No. 109 had no effect on the consolidated statements of operations, however, it resulted in a reclassification of the current and noncurrent deferred taxes.

Present Value Discount Rate Determination:

     Effective January 31, 1993, the Company made a change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities (self-insured liabilities and closed store liabilities) and reduced such rate from 12%, representing the Company's effective interest rate, to a risk free rate, estimated at 4% in Fiscal 1993. The cumulative effect of this accounting change as of January 31, 1993 totalled $11.6 million, net of an income tax benefit of $8.4 million.

NOTE 8--LEASES

     The Company incurred capital lease obligations of $1.5 million and $3.5 million during the first quarters of Fiscal 1994 and Fiscal 1993, respectively, in connection with lease agreements to acquire property and equipment.

NOTE 9--EXTRAORDINARY ITEMS

     During the first quarter of Fiscal 1993, in connection with the Recapitalization, Pathmark repaid $5.7 million aggregate principal amount of indebtedness secured by a mortgage on the distribution center of the home centers segment subsequently transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of debt of $0.1 million.

NOTE 10--RELATED PARTY TRANSACTIONS

     During the fourth quarter of Fiscal 1993, Pathmark and Plainbridge entered into related party agreements and transactions. Refer to the Company's Form 10-K Annual Report for the year ended

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 10--RELATED PARTY TRANSACTIONS--(CONTINUED)
January 29, 1994, Notes to the Consolidated Financial Statements, for a more detailed description of such agreements. These related party agreements and transactions are summarized as follows:

1) Spin-Off

  A) Services Agreements:

     Pathmark and Plainbridge entered into agreements pursuant to which Pathmark will continue to provide certain administrative services relating to the warehouse, distribution and home centers operations of Plainbridge and certain administrative services to Chefmark. The cost of the services under the Plainbridge and Chefmark service agreements in the aggregate was $3.4 million for the first quarter of Fiscal 1994.

  B) The Logistical Services Agreements:

     Under the Logistical Services Agreement, Plainbridge supplies Pathmark most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. During the first quarter of Fiscal 1994, Pathmark paid $36.5 million in fees related to the Logistical Services Agreement. Pathmark also received an allowance of $6.3 million based on the amount of merchandise purchased by Plainbridge at Pathmark's direction. In addition, Pathmark has guaranteed $38.3 million of such merchandise purchases to vendors.

2) Other:

     In conjunction with the Plainbridge Spin-Off, certain real property with a net book value of $64.5 million was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. For the first quarter of Fiscal 1994, such rentals amounted to $1.1 million.

     In addition, Pathmark is leasing six store properties to Plainbridge with a net book value of $9.1 million. The Company believes that the rentals received from Plainbridge approximate fair value. For the first quarter of Fiscal 1994, such rentals amounted to $1.0 million.

NOTE 11--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

     Exchangeable Preferred Stock activity during the first quarter of Fiscal 1994 was as follows (dollars in thousands):

                                                                                          NUMBER OF
                                                                                           SHARES       AMOUNT
                                                                                         -----------  -----------
Balance, January 29, 1994..............................................................    4,890,671  $   100,346
Accretion on preferred stock...........................................................           --          398
                                                                                         -----------  -----------
Balance, April 30, 1994................................................................    4,890,671  $   100,744
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 11--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED)

     The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. The Working Capital Facility and the terms of the Company's public debt governing debentures restrict the payment of cash dividends on the Exchangeable Preferred Stock unless certain conditions are met, including tests relating to earnings and cash flow ratios of the Company. The Company has not met the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at April 30, 1994, the unpaid dividends of $25.8 million were accrued and included in other noncurrent liabilities.

NOTE 12--INCOME TAXES

     Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit for the first quarter of Fiscal 1994 is net of an increase in the net deferred tax asset and related valuation allowance of $0.4 million due to additional net operating loss carryforwards. An income tax benefit of $1.2 million was provided for the first quarter of Fiscal 1993.

     During the first quarter of Fiscal 1994, the Company made income tax payments of $.04 million and received income tax refunds of $22.5 million. During the first quarter of Fiscal 1993, the Company made income tax payments of $0.1 million and received income tax refunds of $1.8 million.

NOTE 13--PROVISION FOR STORE CLOSINGS

     Effective with the beginning of the second quarter of Fiscal 1993, the Company made a decision to close or dispose of five stores (the "Five Stores") which the Company believes will continue to be unprofitable. As a result, operating results for the Five Stores have been excluded from the consolidated statements of operations for the first quarter of Fiscal 1994 but are included in the consolidated statement of operations for the first quarter of Fiscal 1993.

NOTE 14--CONTINGENCIES

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 14--CONTINGENCIES--(CONTINUED)
     On March 1, 1993 the Company was served with a summons and complaint which alleges, among other things, that the Company and other co-defendants induced processors of Tropicana orange juice to provide it with a favorable price and other terms that discriminated against other sellers of orange juice in violation of the price discrimination provisions of the Robinson-Patman Act. The prayer for relief does not claim any specific amount of damages. After consultation with counsel, the Company believes that this lawsuit is without merit and intends to defend the action vigorously.

     In addition to the litigation referred to above, the Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

     The Company is contingently liable for certain obligations of the Purity Operations under certain instruments, primarily approximately 60 leases for real property, in the event of default thereunder by the purchaser of the Purity Operations. As of January 29, 1994, the estimated present value of such lease obligations approximated $115.0 million. In addition, the Company is bound by a non-compete agreement, expiring in Fiscal 1994, with the purchaser of the Purity Operations restricting the Company from operating supermarkets in Massachusetts, New Hampshire and part of Connecticut.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Company's financial condition and results from continuing operations. The Company intends to distribute Plainbridge to its common stockholder. Accordingly, discontinued operations represent the results of operations related to the home centers segment in the first quarters of Fiscal 1993 and Fiscal 1994 and the warehouse, distribution and certain real estate operations in the first quarter of Fiscal 1994. The warehouse, distribution and certain real estate operations were reflected in continuing operations in the first quarter of Fiscal 1993 since such operations represent a portion of the supermarkets and drug stores segment. Although the discontinued operations have generated positive operating cash flows, the Company believes that the impact of the anticipated distribution of Plainbridge on the Company's liquidity will not be material. References to the Company in this section refers to the Company and its subsidiaries, on a consolidated basis, except as otherwise stated herein.

RESULTS OF OPERATIONS

  Sales:

     Sales for the first quarter of Fiscal 1994 were $1.02 billion, a decrease of 4.9% compared to $1.07 billion in the prior-year period. This decrease is primarily due to the exclusion from reported results of the sales since the beginning of the second quarter of Fiscal 1993 of the Five Stores anticipated to be closed or disposed as part of the provision for store closings. Sales for stores opened in both periods decreased by 2.8%. At the end of both the quarter and Fiscal 1993, the Company operated 143 supermarkets, including 136 Pathmark Super Centers. The Company also operated 31 freestanding Pathmark drug stores and three "deep discount" drug stores at quarter end compared with the end of Fiscal 1993 when the Company operated 31 freestanding Pathmark drug stores and two "deep discount" drug stores. In order to improve sales and profitability, the Company is continuing to focus on its enlargement and renovation program which has been proven to be successful as the enlarged and renovated super centers show higher same-store sales growth than non-modified stores.

  Gross Profit:

     Gross profit for the first quarter of Fiscal 1994 was $289.3 million or 28.4% of sales compared with $295.7 million or 27.6% of sales for the first quarter of Fiscal 1993. This improvement in gross profit as a percentage of sales during the first quarter of Fiscal 1994 is attributable to the Company's continuing emphasis on large super centers allowing expanded variety in all departments, particularly higher margin perishables, as well as an increased focus on merchandising programs (see "Selling, General and Administrative Expenses"). The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.5 million for the first quarter of Fiscal 1994, compared with a pretax LIFO credit of $0.7 million for the comparable prior-year period.

  Selling, General and Administrative Expenses:

     Selling, general and administrative expenses for the first quarter of Fiscal 1994 decreased $4.0 million or 1.7% compared to the prior-year period. As a percentage of sales, selling, general and administrative expenses were 23.0% for the first quarter of Fiscal 1994, up from 22.3% in the prior-year period. The increase as a percentage of sales in the quarter was attributable to increases in promotional costs and weather related expenses.

  Depreciation and Amortization:

     Depreciation and amortization of $15.7 million for the first quarter of Fiscal 1994 was $1.5 million less than the comparable prior-year period of $17.2 million. The decrease in depreciation and amortization expense is primarily due to the impact of the assets transferred to Plainbridge as part of the Plainbridge Spin-Off.

  Operating Earnings:

     Operating earnings of $38.9 million for the first quarter of Fiscal 1994 decreased 2.6% from the comparable prior-year period of $40.0 million.

  Interest Expense:

     Interest expense of $40.5 million for the first quarter of Fiscal 1994 was $8.4 million less than the comparable prior-year period of $48.9 million, primarily due to the benefit of the lower interest rates on the debt incurred with the Recapitalization.

  Income Taxes:

     Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit for the first quarter of Fiscal 1994 is net of an increase in the net deferred tax asset and related valuation allowance of $0.4 million due to additional net operating loss carryforwards. An income tax benefit of $1.2 million was provided for the first quarter of Fiscal 1993.

     During the first quarter of Fiscal 1994, the Company made income tax payments of $.04 million and received income tax refunds of $22.5 million. During the first quarter of Fiscal 1993, the Company made income tax payments of $0.1 million and received income tax refunds of $1.8 million.

  Summary of Operations:

     For the first quarter of Fiscal 1994, the Company's net loss from continuing operations before extraordinary items and cumulative effect of accounting changes was $1.6 million compared to a loss of $4.6 million for the comparable prior-year period.

  Extraordinary Items:

     During the first quarter of Fiscal 1993, in connection with the Recapitalization, Pathmark repaid $5.7 million aggregate principal amount of indebtedness secured by a mortgage on the distribution center of the home centers segment subsequently transferred to Plainbridge. This payment resulted in a net loss on early extinguishment of debt of $0.1 million.

  Cumulative Effect of Accounting Changes:

     Refer to Note 7 of the Consolidated Financial Statements for a discussion related to the cumulative effect of accounting changes, effective January 31, 1993.

FINANCIAL CONDITION

  Debt Service

     During the first quarter Fiscal 1994, total debt decreased $4.3 million primarily due to the scheduled Term Loan repayments partially offset by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Pathmark Working Capital Facility were $26.0 million at April 30, 1994 and have increased as a result of seasonal borrowing needs to $36.0 million at June 6, 1994. Borrowings under the Plainbridge Working Capital Facility were $10.0 million at April 30, 1994; there were no borrowings at June 6, 1994.

     Under the Pathmark Working Capital Facility, which expires in Fiscal 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million subject to an annual cleandown provision commencing in Fiscal 1994. Under the terms of the Pathmark cleandown provision, in each fiscal year loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. Under the Plainbridge Working Capital Facility, which expires in Fiscal 1996, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $50.0 million subject to an annual cleanup provision, commencing in Fiscal 1994. Under the terms of the Plainbridge cleanup provision, in each fiscal year, loans cannot be made for a period of 30 consecutive days. The Company satisfied the terms of the Pathmark cleandown provision during the first quarter of Fiscal 1994.

     Pathmark is required to repay a portion of its borrowings under the Pathmark Term Loan each year, which commenced in January 1994, so as to retire such indebtedness in its entirety by Fiscal 1999. Pathmark is also required to make sinking fund payments on the Pathmark Subordinated Notes in the amount of 25% of the original aggregate principal amount of the Pathmark Subordinated Notes on each of June 15, 2000 and June 15, 2001. The Pathmark Subordinated Debentures and the remaining Pathmark Subordinated Notes mature on June 15, 2002. The Pathmark Senior Subordinated Notes and the Pathmark Deferred Coupon Notes mature in Fiscal 2003.

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

     The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in millions):

                                                                                PRINCIPAL
FISCAL YEARS                                                                    PAYMENTS
- -------------------------------------------------------------------------  -------------------
  1994(a)................................................................       $    36.7
  1995...................................................................            38.2
  1996...................................................................            58.2
  1997...................................................................            58.3
  1998...................................................................           132.7
  1999...................................................................           138.8
  2000...................................................................            50.6
  2001...................................................................            50.0
  2002...................................................................           194.2
  2003...................................................................           692.7

- ---------------

(a) Subsequent to April 30, 1994

     Liquidity: The consolidated financial statements of the Company indicates that at April 30, 1994, current liabilities exceed its current assets by $111.0 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the year with its various debt covenants.

     Holdings believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and future borrowing facilities not currently in place. Future refinancing may be necessary if cash flow from operations is not sufficient to meet its debt service requirements related to the amortization of the Pathmark Term Loan and the maturity of the Pathmark Working Capital Facility and certain mortgages in Fiscal 1998, the maturity of the Pathmark Term Loan in Fiscal 1999, and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes and the PTK DIBs due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient for payment of Pathmark's and PTK's indebtedness or that future borrowing facilities will be available. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

  Preferred Stock Dividends:

     The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. The Working Capital Facility and the terms of the Company's public debt governing debentures restrict the payment of cash dividends on the Exchangeable Preferred Stock unless certain conditions are met, including tests relating to earnings and cash flow ratios of the Company. The Company has not met the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at April 30, 1994, the unpaid dividends, of $25.8 million were accrued and included in other noncurrent liabilities.

  Capital Expenditures:

     Capital expenditures related to Pathmark supermarkets and drug stores for the first quarter of Fiscal 1994, including property acquired under capital leases, were approximately $13.2 million compared to approximately $14.7 million for the comparable prior-year period. In the first quarter of Fiscal 1994, the Company opened one "deep discount" drug store and expects to open three additional "deep discount" drug stores during the remainder of Fiscal 1994. Additionally, the Company completed three enlargements and four renovations to existing supermarkets. During the remainder of Fiscal 1994, the Company expects to open up to four new Pathmark Super Centers, three of which will replace smaller stores, and to complete up to 16 major renovations and seven enlargements. During the current and next two fiscal years, Pathmark plans to open an aggregate of 18 new Pathmark Super Centers, nine of which will replace smaller stores, and to complete up to 85 major renovations and enlargements, at a total investment of approximately $340.0 million, including properties acquired under capital leases. Realization of this plan would increase supermarket selling square footage by more than 14% over the three-year period, although no assurance can be given that Pathmark will be able to successfully complete the number of store openings, renovations and enlargements planned for each year during the period. Pathmark intends to fund this program through cash provided from operations and, to a lesser extent, the leasing of certain properties and equipment. The extent of lease financing will depend on the availability of such financing on favorable terms and the amount of cash provided from operations. Expansion of selling square footage may also occur as a result of the acquisition of new stores.

  Cash Flows:

     Net cash provided by operating activities amounted to $27.5 million in the first quarter of Fiscal 1994 compared to $21.0 million net cash used in the prior-year period. The increase in net cash provided by operating activities in the first quarter of Fiscal 1994 compared to the first quarter of Fiscal

1993 is primarily due to income tax refunds of $22.5 million and the reduction in cash interest payments in the first quarter of Fiscal 1994 compared to the prior-year period. Cash used for financing activities for the first quarter of Fiscal 1994 was $15.4 million, compared to cash provided by financing activities of $34.0 million for the prior-year period. The increase in cash used for financing activities was primarily due to repayments of the Working Capital Facilities and Pathmark Term Loan in the first quarter of Fiscal 1994 compared to an increase in the Old Working Capital Facility borrowings of $44.0 million in the first quarter of Fiscal 1993. Cash used for investing activities for the first quarter of Fiscal 1994 was $12.9 million, compared to $12.6 million for the prior-year period, primarily reflecting the expenditures for property and equipment in each period.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report has been filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                          SUPERMARKETS GENERAL HOLDINGS
                                          CORPORATION

                                          By
                                             ...................................
                                                        (Anthony Cuti)
                                                    President and Chief
                                                     Financial Officer

                                          By
                                             ...................................
                                                      (Joseph Adelhardt)
                                               Vice President and Controller,
                                                  Chief Accounting Officer

Date: June 14, 1994