Form 10-Q
period 1994-06-30
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1994-09-13
CIK 821139

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------

          FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
              JULY 30, 1994                                     0-16404

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3408704
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       301 BLAIR ROAD, P. O. BOX 5301                           07095-0915
               WOODBRIDGE, NJ                                   (Zip Code)
   (Address of principal executive office)

                                  908-499-3000
              (Registrant's telephone number, including area code)

                              -------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
            $3.52 CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK
                                (Title of Class)

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X      NO __

    As of July 30, 1994, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                    13 WEEKS ENDED            26 WEEKS ENDED
                                                -----------------------   -----------------------
                                                 JULY 30,     JULY 31,     JULY 30,     JULY 31,
                                                   1994         1993         1994         1993
                                                ----------   ----------   ----------   ----------
Sales.........................................  $1,024,885   $1,003,055   $2,043,901   $2,074,362
Cost of sales (exclusive of depreciation and
amortization shown separately below)..........     735,082      729,683    1,464,840    1,505,337
                                                ----------   ----------   ----------   ----------
Gross profit..................................     289,803      273,372      579,061      569,025
Selling, general and administrative
expenses......................................     224,062      227,292      458,644      465,831
Provision for store closings..................          --        5,975           --        5,975
Depreciation and amortization.................      16,159       17,644       31,901       34,804
                                                ----------   ----------   ----------   ----------
Operating earnings............................      49,582       22,461       88,516       62,415
Interest expense..............................      42,292       49,522       82,833       98,453
Interest income allocated to discontinued
operations....................................          --        2,715           --        5,933
                                                ----------   ----------   ----------   ----------
Earnings (loss) from continuing operations
  before income taxes, extraordinary items and
cumulative effect of accounting changes.......       7,290      (24,346)       5,683      (30,105)
Income tax provision (benefit)................       1,450       (9,129)       1,492      (10,321)
                                                ----------   ----------   ----------   ----------
Earnings (loss) from continuing operations
  before extraordinary items and cumulative
  effect of accounting changes................       5,840      (15,217)       4,191      (19,784)
Earnings (loss) from discontinued
operations....................................       1,096        1,984       (5,603)          25
                                                ----------   ----------   ----------   ----------
Earnings (loss) before extraordinary items and
cumulative effect of accounting changes.......       6,936      (13,233)      (1,412)     (19,759)
Extraordinary items, net of an income tax
  benefit of $28 and $99 in the 13 and 26
  weeks ended July 31, 1993, respectively.....          --          (39)          --         (138)
                                                ----------   ----------   ----------   ----------
Earnings (loss) before cumulative effect of
accounting changes............................       6,936      (13,272)      (1,412)     (19,897)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions,
    net of an income tax benefit of $11,289...          --           --           --      (15,636)
  Postemployment benefits, net of an income
    tax benefit of $1,813.....................          --           --           --       (2,488)
  Change in the determination of the discount
    rate utilized to record the present value
    of certain noncurrent liabilities, net of
    an income tax benefit of $8,430...........          --           --           --      (11,570)
  Change in the method utilized to calculate
    last-in, first-out (LIFO) inventories, net
    of an income tax benefit of $7,770........          --           --           --      (10,664)
                                                ----------   ----------   ----------   ----------
Net earnings (loss)...........................       6,936      (13,272)      (1,412)     (60,255)
Less non-cash preferred stock accretion and
  dividend requirements.......................      (4,705)      (4,691)      (9,407)      (9,377)
                                                ----------   ----------   ----------   ----------
Net earnings (loss) attributable to its common
stockholder...................................  $    2,231   $  (17,963)  $  (10,819)  $  (69,632)
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        JULY 30,      JANUARY 29,
                                                                          1994           1994
                                                                       -----------    -----------
   ASSETS
Current Assets
 Cash...............................................................   $     9,140    $     6,168
 Accounts receivable, net...........................................        14,128         15,428
 Merchandise inventories............................................       321,402        323,036
 Income taxes receivable............................................            --         22,422
 Prepaid expenses...................................................        25,486         21,838
 Due from suppliers.................................................        17,143         20,600
 Other current assets...............................................        15,195         12,432
                                                                       -----------    -----------
     Total Current Assets...........................................       402,494        421,924
Property and Equipment, Net.........................................       637,743        645,843
Deferred Financing Costs, Net.......................................        42,994         46,497
Deferred Income Taxes...............................................         4,159          2,890
Investment in Purity Supreme (net of valuation allowance of $30,017
 at July 30, 1994 and January 29, 1994).............................            --             --
Other Assets........................................................        21,285         27,736
                                                                       -----------    -----------
                                                                       $ 1,108,675    $ 1,144,890
                                                                       -----------    -----------
                                                                       -----------    -----------
   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts payable...................................................   $   261,251    $   282,771
 Current maturities of long-term debt...............................        45,868         46,244
 Accrued payroll and payroll taxes..................................        52,477         60,204
 Income taxes payable...............................................           294             --
 Current portion of obligations under capital leases................        18,468         18,844
 Accrued interest payable...........................................        17,037         16,633
 Accrued expenses and other current liabilities.....................       114,512        114,431
                                                                       -----------    -----------
     Total Current Liabilities......................................       509,907        539,127
                                                                       -----------    -----------
Long-Term Debt......................................................     1,411,090      1,415,236
                                                                       -----------    -----------
Obligations Under Capital Leases, Long-Term.........................       127,437        131,506
                                                                       -----------    -----------
Other Noncurrent Liabilities........................................       254,625        243,385
                                                                       -----------    -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value.......................       101,145        100,346
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares at July 30, 1994 and
     January 29, 1994
   Liquidation preference, $25 per share: $122,267 at July 30, 1994 and January 29, 1994
                                                                       -----------    -----------
     Total Redeemable Securities....................................       101,145        100,346
                                                                       -----------    -----------
Commitments and Contingencies
Stockholder's Deficit
 Class A Common Stock, $.01 par value...............................             7              7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares at July 30, 1994 and
     January 29, 1994
 Class B Common Stock, $.01 par value...............................             3              3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares at July 30, 1994 and
     January 29, 1994
 Paid-in Capital....................................................       199,949        200,748
 Accumulated Deficit................................................    (1,495,488)    (1,485,468)
                                                                       -----------    -----------
     Total Stockholder's Deficit....................................    (1,295,529)    (1,284,710)
                                                                       -----------    -----------
                                                                       $ 1,108,675    $ 1,144,890
                                                                       -----------    -----------
                                                                       -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              CLASS A   CLASS B                                TOTAL
                                              COMMON    COMMON    PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                               STOCK     STOCK    CAPITAL      DEFICIT        DEFICIT
                                              -------   -------   --------   -----------   -------------
Balance at January 29, 1994.................    $ 7       $ 3     $200,748   $(1,485,468)   $ (1,284,710)
  Net loss..................................     --        --           --        (1,412)         (1,412)
  Accrued dividends on preferred stock ($.88
    per share)..............................     --        --           --        (8,608)         (8,608)
  Accretion on preferred stock..............     --        --         (799)           --            (799)
                                              -------   -------   --------   -----------   -------------
Balance July 30, 1994.......................    $ 7       $ 3     $199,949   $(1,495,488)   $ (1,295,529)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

Balance, January 30, 1993...................    $ 7       $ 3     $202,303   $(1,305,025)   $ (1,102,712)
  Net loss..................................     --        --           --       (60,255)        (60,255)
  Accrued dividends on preferred stock ($.88
    per share)..............................     --        --           --        (8,607)         (8,607)
  Accretion on preferred stock..............     --        --         (771)           --            (771)
                                              -------   -------   --------   -----------   -------------
Balance July 31, 1993.......................    $ 7       $ 3     $201,532   $(1,373,887)   $ (1,172,345)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             26 WEEKS ENDED
                                                                          --------------------
                                                                          JULY 30,    JULY 31,
                                                                            1994        1993
                                                                          --------    --------
Operating Activities
  Net loss.............................................................   $ (1,412)   $(60,255)
  Adjustments to reconcile net loss to net cash provided by
    operating activities
      Extraordinary loss on early extinguishment of debt...............         --         138
      Cumulative effect of accounting changes..........................         --      40,358
      Depreciation and amortization....................................     31,901      34,804
      Deferred income tax benefit......................................     (2,051)    (10,192)
      Interest accruable but not payable...............................      6,594          --
      Amortization of original issue discount..........................      6,988         634
      Amortization of debt issuance costs..............................      3,244       2,072
      (Gain) loss on disposal of property and equipment................         63        (109)
      (Earnings) loss from discontinued operations.....................      5,603         (25)
      Cash provided by (used for) operating assets and liabilities
        Accounts receivable, net.......................................      1,300         912
        Merchandise inventories........................................      1,634       4,313
        Income taxes...................................................     22,716         225
        Other current assets...........................................     (2,954)      3,701
        Accounts payable...............................................    (21,520)    (33,871)
        Other current liabilities......................................     (1,607)    (10,578)
        Other noncurrent assets and liabilities, net...................      9,907      11,305
                                                                          --------    --------
          Cash provided by (used for) operating activities.............     60,406     (16,568)
                                                                          --------    --------
Investing Activities
  Property and equipment expenditures..................................    (31,233)    (30,088)
  Proceeds from disposition of property and equipment..................        668         819
                                                                          --------    --------
          Cash used for investing activities...........................    (30,565)    (29,269)
                                                                          --------    --------
Financing Activities
  Increase in Working Capital Facilities borrowings....................        500          --
  Decrease in Pathmark Term Loan.......................................    (17,500)         --
  Increase in Old Working Capital Facility borrowings..................         --      63,000
  Increase in other borrowings.........................................        898         669
  Repayment of other long-term borrowings..............................     (2,004)     (9,824)
  Reduction in obligations under capital leases........................     (8,763)     (7,084)
                                                                          --------    --------
          Cash provided by (used for) financing activities.............    (26,869)     46,761
                                                                          --------    --------

Increase in cash.......................................................      2,972         924
Cash at beginning of period............................................      6,168       3,806
                                                                          --------    --------
Cash at end of period..................................................   $  9,140    $  4,730
                                                                          --------    --------
                                                                          --------    --------


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

    The accompanying consolidated financial statements of the Company indicate that at July 30, 1994 current liabilities exceed its current assets by $107.4 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

    Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

NOTE 2--RECAPITALIZATION AND DISCONTINUED OPERATIONS

    During Fiscal 1993, the Board of Directors authorized management of the Company to proceed with a recapitalization plan (the "Recapitalization") consisting of a refinancing of the Company's debt.

    On October 26, 1993, the Recapitalization was consummated. Pathmark Stores, Inc. (formerly Supermarkets General Corporation, hereinafter referred to as "Pathmark") borrowed $450.0 million under a bank credit agreement, consisting of $400.0 million under a term loan facility ("the Pathmark Term Loan") and $50.0 million under a $175.0 million working capital facility (the "Pathmark Working Capital Facility"), borrowed $436.6 million from the issuance of its 9.625% Senior Subordinated Notes due 2003 (the "Pathmark Senior Subordinated Notes"), issued $120.0 million initial principal amount of its 10.75% Junior Subordinated Deferred Coupon Notes due 2003 (the "Pathmark Deferred Coupon Notes"), exchanged $95.8 million principal amount of its 12.625% Subordinated Debentures due 2002 (the "Pathmark Subordinated Debentures") for $95.8 million principal amount outstanding of Holdings Subordinated Debentures and exchanged $198.5 million principal amount of its 11.625% Subordinated Notes due 2002 (the "Pathmark Subordinated Notes") for $198.5 million principal amount outstanding of the Holdings Subordinated Notes. As part of the Recapitalization, PTK Holdings, Inc. ("PTK"), a newly formed wholly owned subsidiary of Holdings, borrowed

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 2--RECAPITALIZATION AND DISCONTINUED OPERATIONS--(CONTINUED)
$126.1 million through the issuance of its $130.0 million aggregate principal amount 10.25% Exchangeable Guaranteed Debentures due 2003 (the "PTK DIBs") in a private placement, which bonds the Company has guaranteed. The proceeds from the aforementioned borrowings were used to redeem the Old Working Capital Facility, Holdings 14.5% Senior Subordinated Notes due 1997 (the "Holdings Senior Subordinated Notes") and Holdings 13.125% Junior Subordinated Discount Debentures due 2003 (the "Holdings Discount Debentures") and to purchase $185.0 million aggregate principal amount of the Holdings 12.625% Subordinated Debentures due 2002 (the "Holdings Subordinated Debentures") from the Equitable Affiliates. In addition, on October 26, 1993, Plainbridge, Inc. ("Plainbridge"), a newly formed indirectly wholly owned subsidiary of the Company, borrowed $3.5 million under a $50.0 million bank revolving credit agreement (the "Plainbridge Working Capital Facility").


    In conjunction with the Recapitalization, the assets, liabilities and related operations of the Company's home centers segment as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service Pathmark's supermarkets and drug stores and certain inventories and real property, were contributed by Pathmark to Plainbridge and the shares of Plainbridge were distributed to PTK (the "Plainbridge Spin-Off"). As a result, PTK holds 100% of the capital stock of both Plainbridge and Pathmark. The Company intends to further spin-off Plainbridge to its common stockholder, although there can be no assurance that such spin-off will be consummated. Any such spin-off would require satisfying the dividend restrictions with respect to Holding's Exchangeable Preferred Stock (see Note 12) as well as obtaining consents from various lenders to Plainbridge and PTK. Accordingly, the accompanying consolidated statements of operations for all periods presented include the operating results of the Company's home centers segment as discontinued operations. The results of operations related to the warehouse, transportation and certain real estate are included in the continuing operating results of the Company for the first six-month period of Fiscal 1993 since such operations represented a portion of the supermarkets and drug stores segment. Subsequent to the Plainbridge Spin-Off, the operating results related to the warehouse, transportation and certain real estate are included as discontinued operations. The net assets of Plainbridge as of July 30, 1994 and January 29, 1994 were approximately $220.4 million and $223.5 million, respectively.


    In conjunction with the Recapitalization, Pathmark entered into a 10-year logistical services agreement with Plainbridge (see Note 11). The terms of the logistical services agreement were designed to require Plainbridge to continue to provide Pathmark with substantially the same level of supply and other logistical services as was available from the warehouse, distribution and processing facilities prior to the Plainbridge Spin-Off at substantially the same or a lower cost. Subsequent to the Plainbridge Spin-Off, these intercompany purchases from Plainbridge are included in the Company's continuing operations. The corresponding revenues generated by Plainbridge from such transactions are included in the Company's discontinued operations.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 2--RECAPITALIZATION AND DISCONTINUED OPERATIONS--(CONTINUED)
    Operating results of the discontinued operations were as follows (dollars in thousands):


                                                  13 WEEKS ENDED              26 WEEKS ENDED
                                               --------------------       ----------------------
                                               JULY 30,    JULY 31,        JULY 30,     JULY 31,
                                               1994(A)     1993(B)           1994         1993
                                               --------    --------       ----------    --------
Revenues
  Affiliate.................................   $656,371    $     --       $1,322,424    $     --
  Rickel home centers.......................    107,118     106,518          182,577     183,509
  Rental income.............................      1,520          --            3,016          --
  Other.....................................      6,546          --           11,161          --
                                               --------    --------       ----------    --------
Total revenues..............................   $771,555    $106,518       $1,519,178    $183,509
                                               --------    --------       ----------    --------
                                               --------    --------       ----------    --------

Earnings (loss) before income taxes.........   $  1,096    $  3,417(c)    $   (5,603)   $     44(c)
Income tax provision........................         --       1,433               --          19
                                               --------    --------       ----------    --------
Net earnings (loss) from discontinued
operations..................................   $  1,096    $  1,984       $   (5,603)   $     25
                                               --------    --------       ----------    --------
                                               --------    --------       ----------    --------


- ------------

 (a)  Represents the results of operations related to the warehouse, transportation and certain real estate as well as the home centers segment.
 (b)  Represents the results of operations related to the home centers segment.
 (c)  The home centers segment was not allocated any portion of the Company's Acquisition debt. However, the Company charged the home centers segment interest expense relating to a proportionate share of certain borrowings. These charges amounted to $2.7 million and $5.9 million for the second quarter and the first six-month period of Fiscal 1993, respectively, and are included in the results of the discontinued operations.

NOTE 3--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                       JULY 30,     JANUARY 29,
                                                                         1994          1994
                                                                       --------     -----------
Merchandise inventories at FIFO cost...............................    $378,132      $ 377,516
Less LIFO reserve..................................................      56,730         54,480
                                                                       --------     -----------
Merchandise inventories at LIFO cost...............................    $321,402      $ 323,036
                                                                       --------     -----------
                                                                       --------     -----------


    Effective January 31, 1993, the Company changed its method utilized to calculate LIFO store inventories related to its indirect wholly owned Pathmark subsidiary (see Note 8).

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                                        JULY 30,     JANUARY 29,
                                                                          1994          1994
                                                                       ----------    -----------
Land................................................................   $   66,269     $  65,840
Buildings and building improvements.................................      201,332       196,212
Fixtures and equipment..............................................      233,586       225,582
Leasehold costs and improvements....................................      320,836       309,995
Transportation equipment............................................       20,030        19,771
Construction in progress............................................           --           680
                                                                       ----------    -----------
Property and equipment, owned.......................................      842,053       818,080
Property and equipment under capital leases.........................      176,660       176,496
                                                                       ----------    -----------
Property and equipment, at cost.....................................    1,018,713       994,576
Less accumulated depreciation and amortization......................      380,970       348,733
                                                                       ----------    -----------
Property and equipment, net.........................................   $  637,743     $ 645,843
                                                                       ----------    -----------
                                                                       ----------    -----------

NOTE 5--OTHER ASSETS


    The reduction in other assets at July 30, 1994 compared to January 29, 1994 is primarily due to the utilization of the asset related to the Company's corporate owned life insurance policy.


NOTE 6--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                       JULY 30,     JANUARY 29,
                                                                         1994          1994
                                                                      ----------    -----------
Pathmark Term Loan.................................................   $  367,500    $   385,000
Pathmark Working Capital Facility..................................       38,000         29,000
Plainbridge Working Capital Facility...............................           --          8,500
10.25% PTK Exchangeable Guaranteed Debentures due 2003.............      136,460        129,649
9.625% Pathmark Senior Subordinated Notes due 2003.................      436,895        436,718
10.75% Pathmark Deferred Coupon Notes due 2003.....................      129,906        123,312
12.625% Pathmark Subordinated Debentures due 2002..................       95,750         95,750
11.625% Pathmark Subordinated Notes due 2002.......................      198,517        198,517
11.625% Holdings Subordinated Notes due 2002.......................        1,483          1,483
Industrial Revenue Bonds...........................................        6,375          6,375
Other Debt (primarily mortgages)...................................       46,072         47,176
                                                                      ----------    -----------
Total debt.........................................................    1,456,958      1,461,480
Less current maturities............................................       45,868         46,244
                                                                      ----------    -----------
Long-term portion..................................................   $1,411,090    $ 1,415,236
                                                                      ----------    -----------
                                                                      ----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 7--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):


                                                           13 WEEKS ENDED        26 WEEKS ENDED
                                                         ------------------    ------------------
                                                          JULY       JULY       JULY       JULY
                                                           30,        31,        30,        31,
                                                          1994       1993       1994       1993
                                                         -------    -------    -------    -------
Pathmark Term Loan....................................   $ 6,654    $    --    $12,550    $    --
Pathmark Working Capital Facility.....................     1,378         --      1,908         --
Pathmark Senior Subordinated Notes
  Amortization of original issue discount.............    10,587         --     21,175         --
  Currently payable...................................        88         --        176         --
Pathmark Deferred Coupon Notes
  Accruable but not payable...........................     3,340         --      6,594         --
Pathmark Subordinated Debentures......................     3,022         --      6,044         --
Pathmark Subordinated Notes...........................     5,698         --     11,511         --
Amortization of PTK DIBs original issue discount......     3,412         --      6,811         --
Old Working Capital Facility..........................        --      1,671         --      2,826
Holdings Senior Subordinated Notes....................        --     14,072         --     28,127
Holdings Subordinated Debentures......................        --     13,098         --     26,196
Holdings Subordinated Notes...........................        --      5,812         --     11,625
Holdings Discount Debentures..........................        --      7,073         --     14,147
Amortization of Holdings original issue discount......        --        317         --        634
Amortization of debt issuance costs...................     1,622      1,036      3,244      2,072
Obligations under capital leases......................     3,679      3,806      7,378      7,589
Mortgages.............................................        48      1,115        100      2,312
Other, net............................................     2,764      1,522      5,342      2,925
                                                         -------    -------    -------    -------
Interest expense......................................   $42,292    $49,522    $82,833    $98,453
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------


    The Company made cash interest payments of $51.6 million and $43.8 million during the second quarters of Fiscal 1994 and Fiscal 1993, respectively and $63.1 million and $90.6 million during the first six-month periods of Fiscal 1994 and Fiscal 1993, respectively. As a result of the Recapitalization, the majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 8--CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    The Company made the following accounting changes:

Inventory:

    Effective January 31, 1993, the Company changed its method utilized to calculate LIFO store inventories related to its indirect wholly owned subsidiary, Pathmark. Prior to Fiscal 1993, the Company utilized a retail approach to determine current cost and a general warehouse purchase index to measure inflation in the cost of its merchandise inventories in its stores. The Company's change arose from the development and utilization in Fiscal 1993 of internal cost indices based on the specific identification of merchandise in its stores to measure inflation in the prices, thereby eliminating the averaging and estimation inherent in the retail and general warehouse purchase index methods. The Company believes the use of such specific costs and internal indices results in a more accurate

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 8--CUMULATIVE EFFECT OF ACCOUNTING CHANGES--(CONTINUED) measurement of the impact of inflation in the cost of its store merchandise. The effect of this change resulted in a charge to income of $10.7 million, net of an income tax benefit of $7.8 million, and has been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statements of operations for the first quarter of Fiscal 1993.

Postretirement Benefits other than Pensions:

    Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" which resulted in a charge to income of $15.6 million, net of an income tax benefit of $11.3 million, immediately upon adoption.

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

NOTE 9--LEASES

    The Company incurred capital lease obligations of $4.5 million and $6.0 million during the first six-month periods of Fiscal 1994 and Fiscal 1993, respectively, in connection with lease agreements to acquire property and equipment.

NOTE 10--EXTRAORDINARY ITEMS

    During the second quarter of Fiscal 1993, in connection with the Recapitalization, Pathmark repaid $2.5 million principal amount of indebtedness secured by mortgages on two retail properties subsequently transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of debt of $0.04 million.

    During the first quarter of Fiscal 1993, in connection with the Recapitalization, Pathmark repaid $5.7 million aggregate principal amount of indebtedness secured by a mortgage on the distribution center of the home centers segment subsequently transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of debt of $0.1 million.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 11--RELATED PARTY TRANSACTIONS

    During the fourth quarter of Fiscal 1993, Pathmark and Plainbridge entered into related party agreements and transactions. Refer to the Company's Form 10-K Annual Report for the year ended January 29, 1994, Notes to the Consolidated Financial Statements, for a more detailed description of such agreements. These related party agreements and transactions are summarized as follows:

1) Spin-Off

  A) Services Agreements:

    Pathmark and Plainbridge entered into agreements pursuant to which Pathmark will continue to provide certain administrative services relating to the warehouse, distribution and home centers operations of Plainbridge and certain administrative services to Chefmark. The cost of the services under the Plainbridge and Chefmark service agreements in the aggregate was $3.6 million and $7.0 million during the second quarter and the first six-month period of Fiscal 1994, respectively.

  B) The Logistical Services Agreements:


    Under the Logistical Services Agreement, Plainbridge supplies Pathmark most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. The cost of fees related to the Logistical Services Agreement in the aggregate was $33.9 million and $69.1 million during the second quarter and the first six-month period of Fiscal 1994, respectively. Pathmark also received an allowance of $6.3 million and $12.6 million during the second quarter and first six-month period of Fiscal 1994, respectively, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction. At July 30, 1994, Pathmark has guaranteed approximately $31.7 million of such merchandise purchases by Plainbridge.


2) Other:

    In conjunction with the Plainbridge Spin-Off, certain real property with a net book value of $64.5 million was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. During the second quarter and the first six-month period of Fiscal 1994, such rentals amounted to $1.1 million and $2.2 million, respectively, in connection with these related party leases.


    In addition, Pathmark is leasing six store properties to Plainbridge with a net book value of $9.1 million. The Company believes that the rentals received from Plainbridge approximate fair value. During the second quarter and the first six-month period of Fiscal 1994, such rentals amounted to $1.0 million and $2.0 million, respectively, and are recorded as a reduction in Pathmark's selling, general and administrative expenses in the accompanying consolidated statements of operations.


    Pathmark earned interest income on advances to affiliates of $2.7 million and $5.9 million during the second quarter and the first six-month period of Fiscal 1993, respectively.

NOTE 12--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

    Exchangeable Preferred Stock activity during the first six-month period of Fiscal 1994 was as follows (dollars in thousands):

                                                                         NUMBER OF
                                                                          SHARES       AMOUNT
                                                                         ---------    --------
Balance, January 29, 1994.............................................   4,890,671    $100,346
Accretion on preferred stock..........................................          --         799
                                                                         ---------    --------
Balance, July 30, 1994................................................   4,890,671    $101,145
                                                                         ---------    --------
                                                                         ---------    --------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 12--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED)


    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at July 30, 1994, the unpaid dividends of $30.1 million were accrued and included in other noncurrent liabilities.


NOTE 13--INCOME TAXES

    Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax provision of $1.5 million for the first six-month period of Fiscal 1994 is net of a reduction in the net deferred tax asset and related valuation allowance of $1.3 million due to the utilization of the net operating loss carryforwards. An income tax benefit of $10.3 million was provided for the first six-month period of Fiscal 1993.

    During the first six-month period of Fiscal 1994, the Company made income tax payments of $0.5 million and received income tax refunds of $23.2 million. During the first six-month period of Fiscal 1993, the Company made income tax payments of $1.3 million and received income tax refunds of $1.9 million.

NOTE 14--PROVISION FOR STORE CLOSINGS

    Effective with the beginning of the second quarter of Fiscal 1993, the Company made a decision to close or dispose of five supermarkets (the "Five Stores") which the Company believes will continue to be unprofitable. As a result, operating results for the Five Stores have been excluded from the consolidated statements of operations since the beginning of the second quarter of Fiscal 1993.

NOTE 15--CONTINGENCIES


    The Company is contingently liable for certain obligations of the Purity Operations under certain instruments, primarily approximately 60 leases for real property, in the event of default thereunder by the purchaser of the Purity Operations. As of January 29, 1994, the estimated present value of such lease obligations approximated $115.0 million. The Company is also contingently liable for a loan guarantee of approximately $1.4 million at July 30, 1994.


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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 16--SUBSEQUENT EVENT

    On August 24, 1994, the Company announced that its Plainbridge subsidiary had signed a definitive asset purchase agreement (the "Agreement") with a purchaser to sell its home centers segment. Under the terms of the Agreement, the purchaser will acquire certain assets and liabilities as specified in the Agreement. The transaction, anticipated to be closed later in Fiscal 1994, is subject to a number of conditions, including regulatory approvals. The Company will use the proceeds from this transaction to repay debt.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the Company's financial condition and results from continuing operations. The Company intends to spin-off Plainbridge to its common stockholder, although there can be no assurance that such spin-off will be consummated. Accordingly, discontinued operations represent the results of operations related to the home centers segment in the second quarters and the first six-month periods of Fiscal 1993 and Fiscal 1994 and the warehouse, distribution and certain real estate operations in the second quarter and the first six-month period of Fiscal 1994. The warehouse, distribution and certain real estate operations were reflected in continuing operations in the second quarter and the first six-month period of Fiscal 1993 since such operations represent a portion of the supermarkets and drug stores segment. Although the discontinued operations have generated positive operating cash flows, the Company believes that the impact of such spin-off on the Company's liquidity is not material. References to the Company in this section refers to the Company and its subsidiaries, on a consolidated basis, except as otherwise stated herein.

RESULTS OF OPERATIONS

  Sales:


    Sales for the second quarter of Fiscal 1994 were $1.02 billion compared to $1.00 billion in the prior-year period. The sales increase is primarily due to the negative impact of the strike and lockouts in the second quarter of Fiscal 1993. Sales for stores opened in both second quarter periods increased by 3.3%. Sales for the first six-month period of Fiscal 1994 were $2.04 billion compared to $2.07 billion in the prior-year period. The decrease is primarily due to the exclusion from the reported results of the sales since the beginning of the second quarter of Fiscal 1993 of the Five Stores anticipated to be closed or disposed as part of the provision for store closings, partially offset by the negative impact of the strike and lockouts in the second quarter of Fiscal 1993. Sales for stores opened in both six-month periods increased 0.2%. At quarter end, the Company operated 140 supermarkets, including 131 Pathmark Super Centers compared with the end of Fiscal 1993 when the Company operated 143 supermarkets, including 136 Pathmark Super Centers. The Company also operated 30 freestanding Pathmark drug stores and five "deep discount" drug stores at quarter end compared with the end of Fiscal 1993 when the Company operated 31 freestanding Pathmark drug stores and two "deep discount" drug stores. In order to improve sales and profitability, the Company is continuing to focus on its enlargement and renovation program.


  Gross Profit:

    Gross profit for the second quarter of Fiscal 1994 was $289.8 million or 28.3% of sales compared with $273.4 million or 27.3% of sales for the second quarter of Fiscal 1993 and for the first six-month period of Fiscal 1994 was $579.1 million or 28.3% of sales compared with $569.0 million or 27.4% for the prior-year period. This improvement in gross profit as a percentage of sales during the second quarter and the first six-month period of Fiscal 1994 is attributable to the Company's continuing emphasis on large super centers allowing expanded variety in all departments, particularly higher margin perishables, as well as an increased focus on merchandising programs (see "Selling, General and Administrative Expenses"). The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.5 million for the second quarter of Fiscal 1994, compared with a pretax LIFO credit of $0.7 million for the prior-year period and a pretax LIFO charge of $1.0 million for the first six-month period of Fiscal 1994 compared with a pretax LIFO credit of $1.4 million for the prior-year period.

  Selling, General and Administrative Expenses:


    Selling, general and administrative expenses for the second quarter of Fiscal 1994 decreased $3.2 million or 1.4% compared to the prior-year period and decreased $7.2 million or 1.5% for the first six-month period of Fiscal 1994 compared with the prior-year period. As a percentage of sales, selling, general and administrative expenses were 21.9% for the second quarter of Fiscal 1994, down from 22.7% in the prior-year period and were 22.4% for the first six-month period of Fiscal 1994 down from 22.5% for the prior-year period. The decrease as a percentage of sales in the second quarter and for the six-month period of Fiscal 1994 compared to the prior-year periods was primarily attributable to the negative impact of the strike and lockouts during the second quarter of Fiscal 1993.


  Depreciation and Amortization:


    Depreciation and amortization of $16.2 million for the second quarter of Fiscal 1994 was $1.4 million less than the prior-year period of $17.6 million. For the first six-month period of Fiscal 1994, depreciation and amortization of $31.9 million was $2.9 million lower than the prior-year period of $34.8 million. The decrease in depreciation and amortization expense for the second quarter and the first six-month period of Fiscal 1994 compared to the prior-year periods was primarily due to the impact of the assets transferred to Plainbridge as part of the Plainbridge Spin-Off.


  Operating Earnings:

    Operating earnings for the second quarter of Fiscal 1994 were $49.6 million compared with the prior-year period of $22.5 million. For the first six-month period of Fiscal 1994, operating earnings were $88.5 million compared with $62.4 million for the prior-year period. The increase in operating earnings during the second quarter and the first six-month period of Fiscal 1994 compared to the prior-year periods was primarily due to the impact during the second quarter of Fiscal 1993 of the strike and lockouts and the $6.0 million provision for store closings recorded in the second quarter of Fiscal 1993.

  Interest Expense:


    Interest expense of $42.3 million for the second quarter of Fiscal 1994 was $7.2 million less than the prior-year period of $49.5 million and for the first six-month period of Fiscal 1994 was $15.7 million lower than the prior year's $98.5 million. The decrease in both periods was primarily due to the benefit of the lower interest rates on the debt incurred with the Recapitalization.


  Income Taxes:

    Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax provision of $1.5 million for the second quarter of Fiscal 1994 is net of a reduction in the net deferred tax asset and related valuation allowance of $2.1 million due to utilization of the net operating loss carryforwards. An income tax benefit of $9.1 million was provided in the second quarter of Fiscal 1993. The income tax provision for the first six-month period of Fiscal 1994 was $1.5 million compared to an income tax benefit of $10.3 million for the prior-year period.

    During the first six-month period of Fiscal 1994, the Company made income tax payments of $0.5 million and received income tax refunds of $23.2 million. During the first six-month period of Fiscal 1993, the Company made income tax payments of $1.3 million and received income tax refunds of $1.9 million.

  Summary of Operations:

    For the second quarter of Fiscal 1994, the Company's earnings from continuing operations before extraordinary items and cumulative effect of accounting changes was $5.8 million compared to a loss of $15.2 million for the prior-year period. For the first six-month period of Fiscal 1994, the Company's earnings from continuing operations before extraordinary items and cumulative effect of accounting changes was $4.2 million compared to a loss of $19.8 million for the prior-year period. The increase in earnings in both periods are primarily due to the impact during the second quarter of Fiscal 1993 of the strike and lockouts and the $6.0 million provision for store closings recorded in the second quarter of Fiscal 1993.

  Extraordinary Items:

    During the second quarter of Fiscal 1993, in connection with the Recapitalization, Pathmark repaid $2.5 million principal amount of indebtedness secured by mortgages on two retail properties subsequently transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of debt of $0.04 million.

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

  Cumulative Effect of Accounting Changes:

    Refer to Note 8 of the Consolidated Financial Statements for a discussion related to the cumulative effect of accounting changes, effective January 31, 1993.

FINANCIAL CONDITION


  Debt Service:



    During the first six-month period of Fiscal 1994, total debt decreased $4.5 million from year end primarily due to the scheduled Term Loan repayments partially offset by an increase in borrowings under the Pathmark Working Capital Facility and by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Pathmark Working Capital Facility were $38.0 million at July 30, 1994 and have decreased to $20.0 million at September 8, 1994. There were no outstanding borrowings under the Plainbridge Working Capital Facility at July 30, 1994 and September 8, 1994.



    Under the Pathmark Working Capital Facility, which expires on July 31, 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million subject to an annual cleandown provision. Under the terms of the Pathmark cleandown provision, in each fiscal year loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. Under the Plainbridge Working Capital Facility, which expires October 26, 1996, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $50.0 million subject to an annual cleanup provision. Under the terms of the Plainbridge cleanup provision, in each fiscal year, loans cannot be made for a period of 30 consecutive days. The Company satisfied the terms of the Pathmark cleandown provision during the first quarter of Fiscal 1994 as well as the Plainbridge cleanup provision during the second quarter of Fiscal 1994.


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

    As a result of the Recapitalization, the majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in millions):

                                                                 PRINCIPAL
FISCAL YEARS                                                      PAYMENTS
- ----------------------------------------------------------   ------------------
  1994(a).................................................         $ 27.6
  1995....................................................           38.2
  1996....................................................           48.2
  1997....................................................           58.3
  1998....................................................          144.7
  1999....................................................          138.8
  2000....................................................           50.6
  2001....................................................           50.0
  2002....................................................          194.2
  2003....................................................          692.7

- ------------

(a) Subsequent to July 30, 1994

  Liquidity:

    The consolidated financial statements of the Company indicates that at July 30, 1994, current liabilities exceed its current assets by $107.4 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

    Holdings believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and future borrowing facilities not currently in place. Future refinancing may be necessary if cash flow from operations is not sufficient to meet its debt service requirements related to the amortization of the Pathmark Term Loan and the maturity of the Pathmark Working Capital Facility and certain mortgages in Fiscal 1998, the maturity of the Pathmark Term Loan in Fiscal 1999, and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes and the PTK DIBs due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient for payment of Pathmark's and PTK's indebtedness or that future borrowing facilities will be available. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and potentially result in reduced cash flow.

  Preferred Stock Dividends:


    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at July 30, 1994, the unpaid dividends of $30.1 million were accrued and included in other noncurrent liabilities.


  Capital Expenditures:

    Capital expenditures related to Pathmark supermarkets and drug stores for the second quarter of Fiscal 1994, including property acquired under capital leases, were approximately $17.7 million compared to approximately $18.3 million for the prior-year period and for the first six-month period of Fiscal 1994, including property acquired under capital leases, were approximately $30.9 million compared to $33.0 million for the prior-year period. During the first six-month period of Fiscal 1994, the company opened three "deep discount" drug stores and expects to open one additional "deep discount" drug store during the remainder of Fiscal 1994. Additionally, the Company completed eight enlargements and three renovations to existing supermarkets. During the remainder of Fiscal 1994, the Company expects to open up to four new Pathmark Super Centers, three of which will replace smaller stores, and to complete up to 10 major renovations and eight enlargements. During the current and next two fiscal years, Pathmark plans to open an aggregate of 18 new Pathmark Super Centers, nine of which will replace smaller stores, and to complete up to 85 major renovations and enlargements, at a total investment of approximately $340.0 million, including properties acquired under capital leases. Realization of this plan would increase supermarket selling square footage by more than 14% over the three-year period, although no assurance can be given that Pathmark will be able to successfully complete the number of store openings, renovations and enlargements planned for each year during the period. Pathmark intends to fund this program through cash provided from operations and, to a lesser extent, the leasing of certain properties and equipment. The extent of lease financing will depend on the availability of such financing on favorable terms and the amount of cash provided from operations. Expansion of selling square footage may also occur as a result of the acquisition of new stores.

  Cash Flows:


    Net cash provided by operating activities amounted to $60.4 million in the six-month period of Fiscal 1994 compared to cash used for operating activities $16.6 million in the prior-year period. The increase in net cash provided by operating activities in the first six-month period of Fiscal 1994 compared to Fiscal 1993 is primarily due to the improvement in net earnings, income tax refunds of $23.2 million and the reduction in cash interest payments in Fiscal 1994 compared to the prior-year period. Cash used for financing activities for six-month period of Fiscal 1994 was $26.9 million compared to cash provided by financing activities of $46.8 million for the prior-year period. The increase in cash used for financing activities was primarily due to repayments of the Working Capital Facilities and Pathmark Term Loan in the 26 weeks of Fiscal 1994 compared to an increase in the Old Working Capital Facility borrowings of $63.0 million in Fiscal 1993. Cash used for investing activities for the six-month period of Fiscal 1994 was $30.6 million compared to $29.3 million for the prior-year period, primarily reflecting the expenditures for property and equipment in each period.


  Subsequent Event:

    On August 24, 1994, the Company announced that its Plainbridge subsidiary had signed a definitive asset purchase agreement (the "Agreement") with a purchaser to sell its home centers segment. Under the terms of the Agreement, the purchaser will acquire certain assets and liabilities as specified in the Agreement. The transaction, anticipated to be closed later in Fiscal 1994, is subject to a number of conditions, including regulatory approvals. The Company will use the proceeds from this transaction to repay debt.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On December 7, 1990, a lawsuit (the "Action") was commenced by a holder of the Exchangeable Preferred Stock, Stanley D. Bernstein, as custodian for Michelle Bernstein, against the Company, SMG-II Holdings Corp. ("SMG-II"), Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), ML & Co. and the directors of the Company in the Chancery Court, New Castle County, Delaware (the "Court"). The Action purported to be a class action and alleged that the original terms of the Exchangeable Preferred Stock Offer, at $5 per share, constituted a coercive tender offer and a breach of fiduciary duties owed to holders of Exchangeable Preferred Stock. The complaint in the Action sought declaratory and injunctive relief, as well as monetary damages, with respect to the Exchangeable Preferred Stock Offer, but no motions seeking any such relief on a provisional or permanent basis were ever filed. On July 7, 1994, pursuant to the terms of a settlement agreement approved by the Court, the Action was settled. Under the terms of the settlement, the Action was certified as a class action and dismissed on the merits with prejudice, and SMG-II paid attorneys' fees and reimbursement of expenses in the amount of $0.2 million (including interest) to plaintiff's counsel.

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

                                          SUPERMARKETS GENERAL HOLDINGS
                                          CORPORATION

                                          By     /s/ ANTHONY CUTI
                                             ...................................
                                                       (Anthony Cuti)
                                                    President and Chief
                                                     Financial Officer

                                          By     /s/ JOSEPH ADELHARDT
                                             ...................................
                                                     (Joseph Adelhardt)
                                               Vice President and Controller,
                                                  Chief Accounting Officer

Date: September 13, 1994

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   3012 Blair Road, Woodbridge, New Jersey  07095




   This schedule contains summary financial information extracted from Supermarkets General Holdings Corporation's Consolidated Statements of Operations for the 26 weeks ended July 30, 1994 and the Consolidated Balance Sheet as of July 30, 1994 and is qualified in its entirely by reference to such financial statements.