Form 10-Q
period 1994-10-29
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1994-12-13
CIK 821139

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------

            FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
              OCTOBER 29, 1994                                    0-16404

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3408704
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       301 BLAIR ROAD, P. O. BOX 5301                           07095-0915
               WOODBRIDGE, NEW JERSEY                           (Zip Code)
   (Address of principal executive office)

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

    As of October 29, 1994, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class
B Common Stock (non-voting), all of which are privately owned and not traded on a public market.
l
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     13 WEEKS ENDED              39 WEEKS ENDED
                                                -------------------------   -------------------------
                                                OCTOBER 29,   OCTOBER 30,   OCTOBER 29,   OCTOBER 30,
                                                   1994          1993          1994          1993
                                                -----------   -----------   -----------   -----------
Sales.........................................  $ 1,020,017   $ 1,050,880   $ 3,063,918   $ 3,125,242
Cost of sales (exclusive of depreciation and
amortization shown separately below)..........      731,312       772,802     2,192,330     2,278,139
                                                -----------   -----------   -----------   -----------
Gross profit..................................      288,705       278,078       871,588       847,103
Selling, general and administrative
expenses......................................      228,304       223,067       690,770       688,898
Recapitalization expenses.....................           --        23,737            --        23,737
Provision for store closings..................           --            --            --         5,975
Depreciation and amortization.................       16,276        17,883        48,177        52,687
                                                -----------   -----------   -----------   -----------
Operating earnings............................       44,125        13,391       132,641        75,806
Interest expense..............................       42,447        49,104       125,280       147,557
Interest income allocated to discontinued
operations....................................           --         3,936            --         9,869
                                                -----------   -----------   -----------   -----------
Earnings (loss) from continuing operations
  before income taxes, extraordinary items and
cumulative effect of accounting changes.......        1,678       (31,777)        7,361       (61,882)
Income tax provision (benefit)................          920       (11,597)        2,412       (21,918)
                                                -----------   -----------   -----------   -----------
Earnings (loss) from continuing operations
  before extraordinary items and cumulative
  effect of accounting changes................          758       (20,180)        4,949       (39,964)
Earnings (loss) from discontinued
operations....................................       (1,167)          890        (6,770)          915
                                                -----------   -----------   -----------   -----------
Loss before extraordinary items and cumulative
effect of accounting changes..................         (409)      (19,290)       (1,821)      (39,049)
Extraordinary items, net of an income tax
  benefit of $9,255 and $9,354 in the 13 and
  39 weeks ended October 30, 1993,
respectively..................................           --      (106,017)           --      (106,155)
                                                -----------   -----------   -----------   -----------
Loss before cumulative effect of accounting
changes.......................................         (409)     (125,307)       (1,821)     (145,204)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions,
    net of an income tax benefit of $11,289...           --            --            --       (15,636)
  Postemployment benefits, net of an income
    tax benefit of $1,813.....................           --            --            --        (2,488)
  Change in the determination of the discount
    rate utilized to record the present value
    of certain noncurrent liabilities, net of
    an income tax benefit of $8,430...........           --            --            --       (11,570)
  Change in the method utilized to calculate
    last-in, first-out (LIFO) inventories, net
    of an income tax benefit of $7,770........           --            --            --       (10,664)
                                                -----------   -----------   -----------   -----------
Net loss......................................         (409)     (125,307)       (1,821)     (185,562)
Less non-cash preferred stock accretion and
  dividend requirements.......................       (4,709)       (4,694)      (14,116)      (14,072)
                                                -----------   -----------   -----------   -----------
Net loss attributable to its common
stockholder...................................  $    (5,118)  $  (130,001)  $   (15,937)  $  (199,634)
                                                -----------   -----------   -----------   -----------
                                                -----------   -----------   -----------   -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                       OCTOBER 29,    JANUARY 29,
                                                                          1994           1994
                                                                       -----------    -----------
   ASSETS
Current Assets
 Cash and marketable securities.....................................   $     9,433    $     6,168
 Accounts receivable, net...........................................        13,213         15,428
 Merchandise inventories............................................       338,814        323,036
 Income taxes receivable............................................         3,695         22,422
 Prepaid expenses...................................................        25,840         21,838
 Due from suppliers.................................................        17,608         20,600
 Other current assets...............................................        16,863         12,432
                                                                       -----------    -----------
     Total Current Assets...........................................       425,466        421,924
Property and Equipment, Net.........................................       647,303        645,843
Deferred Financing Costs, Net.......................................        41,243         46,497
Deferred Income Taxes...............................................         4,307          2,890
Investment in Purity Supreme (net of valuation allowance of $30,017
 at October 29, 1994 and January 29, 1994)..........................            --             --
Other Assets........................................................        15,481         27,736
                                                                       -----------    -----------
                                                                       $ 1,133,800    $ 1,144,890
                                                                       -----------    -----------
                                                                       -----------    -----------
   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts payable...................................................   $   278,581    $   282,771
 Current maturities of long-term debt...............................        46,824         46,244
 Accrued payroll and payroll taxes..................................        53,310         60,204
 Current portion of obligations under capital leases................        18,389         18,844
 Accrued interest payable...........................................        37,654         16,633
 Accrued expenses and other current liabilities.....................       115,945        114,431
                                                                       -----------    -----------
     Total Current Liabilities......................................       550,703        539,127
                                                                       -----------    -----------
Long-Term Debt......................................................     1,401,512      1,415,236
                                                                       -----------    -----------
Obligations Under Capital Leases, Long-Term.........................       124,667        131,506
                                                                       -----------    -----------
Other Noncurrent Liabilities........................................       256,014        243,385
                                                                       -----------    -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value.......................       101,551        100,346
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares at October 29, 1994 and
     January 29, 1994
   Liquidation preference, $25 per share: $122,267 at October 29,
     1994 and
     January 29, 1994
                                                                       -----------    -----------
     Total Redeemable Securities....................................       101,551        100,346
                                                                       -----------    -----------
Commitments and Contingencies
Stockholder's Deficit
 Class A Common Stock, $.01 par value...............................             7              7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares at October 29, 1994 and
     January 29, 1994
 Class B Common Stock, $.01 par value...............................             3              3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares at October 29, 1994 and
     January 29, 1994
 Paid-in Capital....................................................       199,543        200,748
 Accumulated Deficit................................................    (1,500,200)    (1,485,468)
                                                                       -----------    -----------
     Total Stockholder's Deficit....................................    (1,300,647)    (1,284,710)
                                                                       -----------    -----------
                                                                       $ 1,133,800    $ 1,144,890
                                                                       -----------    -----------
                                                                       -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              CLASS A   CLASS B                                TOTAL
                                              COMMON    COMMON    PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                               STOCK     STOCK    CAPITAL      DEFICIT        DEFICIT
                                              -------   -------   --------   -----------   -------------
Balance at January 29, 1994.................    $ 7       $ 3     $200,748   $(1,485,468)   $ (1,284,710)
  Net loss..................................     --        --           --        (1,821)         (1,821)
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --       (12,911)        (12,911)
  Accretion on preferred stock..............     --        --       (1,205)           --          (1,205)
                                              -------   -------   --------   -----------   -------------
Balance October 29, 1994....................    $ 7       $ 3     $199,543   $(1,500,200)   $ (1,300,647)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

Balance, January 30, 1993...................    $ 7       $ 3     $202,303   $(1,305,025)   $ (1,102,712)
  Net loss..................................     --        --           --      (185,562)       (185,562)
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --       (12,911)        (12,911)
  Accretion on preferred stock..............     --        --       (1,161)           --          (1,161)
                                              -------   -------   --------   -----------   -------------
Balance October 30, 1993....................    $ 7       $ 3     $201,142   $(1,503,498)   $ (1,302,346)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              39 WEEKS ENDED
                                                                        --------------------------
                                                                        OCTOBER 29,    OCTOBER 30,
                                                                           1994           1993
                                                                        -----------    -----------
Operating Activities
  Net loss...........................................................    $   (1,821)    $ (185,562)
  Adjustments to reconcile net loss to net cash provided by
    operating activities
      Extraordinary loss on early extinguishment of debt.............            --        106,155
      Cumulative effect of accounting changes........................            --         40,358
      Depreciation and amortization..................................        48,177         52,687
      Deferred income tax benefit....................................        (1,028)        (6,524)
      Interest accruable but not payable.............................        10,286            141
      Amortization of original issue discount........................        10,390          1,118
      Amortization of debt issuance costs............................         4,965          3,107
      Loss on disposal of property and equipment.....................           155            165
      Loss (earnings) from discontinued operations...................         6,770           (915)
      Cash provided by (used for) operating assets and liabilities
        Accounts receivable, net.....................................         2,215           (429)
        Merchandise inventories......................................       (15,778)        (1,273)
        Income taxes.................................................        18,727        (23,126)
        Other current assets.........................................        (5,441)         3,351
        Accounts payable.............................................        (4,190)        12,388
        Other current liabilities....................................        20,636        (10,507)
        Other noncurrent assets and liabilities, net.................        15,729         19,084
                                                                        -----------    -----------
          Cash provided by operating activities......................       109,792         10,218
                                                                        -----------    -----------
Investing Activities
  Property and equipment expenditures................................       (60,676)       (51,190)
  Proceeds from disposition of property and equipment................         1,226          1,205
                                                                        -----------    -----------
          Cash used for investing activities.........................       (59,450)       (49,985)
                                                                        -----------    -----------
Financing Activities
  Increase (decrease) in Working Capital Facilities borrowings.......        (7,500)         1,000
  Decrease in Pathmark Term Loan.....................................       (26,250)            --
  Increase in other borrowings.......................................         3,672          1,351
  Repayment of other long-term borrowings............................        (3,744)        (8,871)
  Reduction in obligations under capital leases......................       (13,255)       (10,968)
  Borrowings from Pathmark Term Loan.................................            --        400,000
  Proceeds from issuance of Pathmark Senior Subordinated Notes.......            --        436,625
  Proceeds from issuance of Pathmark Deferred Coupon Notes...........            --        120,000
  Proceeds from issuance of PTK Deferred Interest Bonds..............            --        126,100
  Proceeds from New Working Capital Facilities borrowings in
    connection with the Recapitalization.............................            --         53,500
  Purchase of Holdings Senior Subordinated Notes.....................            --       (388,192)
  Purchase of Holdings Subordinated Debentures.......................            --       (319,229)
  Purchase of Holdings Discount Debentures...........................            --       (184,752)
  Repayment of Old Working Capital Facility in connection with the
Recapitalization.....................................................            --        (80,000)
  Premiums and other fees in connection with the Recapitalization....            --        (98,499)
  Deferred financing fees in connection with the Recapitalization....            --        (47,538)
  Increase in Old Working Capital Facility borrowings prior to the
Recapitalization.....................................................            --         40,000
                                                                        -----------    -----------
          Cash provided by (used for) financing activities...........       (47,077)        40,527
                                                                        -----------    -----------

Increase in cash.....................................................         3,265            760
Cash at beginning of period..........................................         6,168          3,806
                                                                        -----------    -----------
Cash at end of period................................................    $    9,433     $    4,566
                                                                        -----------    -----------
                                                                        -----------    -----------


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

    The accompanying consolidated financial statements of the Company indicate that at October 29, 1994 current liabilities exceed its current assets by $125.2 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

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

    In conjunction with the Recapitalization, the assets, liabilities and related operations of the Company's home centers segment as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service Pathmark's supermarkets and drug stores and certain inventories and real property, were contributed by Pathmark to Plainbridge and the shares of Plainbridge were distributed to PTK (the "Plainbridge Spin-Off"). As a result, PTK holds 100% of the capital stock of both Plainbridge and Pathmark. The Company intends to further spin-off Plainbridge to its common stockholder, although there can be no assurance that such spin-off will be consummated. Any such spin-off would require satisfying the dividend restrictions with respect to Holding's Exchangeable Preferred Stock (see Note 12) as well as obtaining consents from various lenders to Plainbridge and PTK. Accordingly, the accompanying consolidated statements of operations for all periods presented include the operating results of the Company's home centers segment as discontinued operations. The results of operations related to the warehouse and distribution facilities and certain real estate are included in the continuing operating results of the Company for the nine-month period of Fiscal 1993 since such operations represented a portion of the supermarkets and drug stores segment. Subsequent to the Plainbridge Spin-Off, the operating results related to the warehouse and distribution facilities and certain real estate are included as discontinued operations. The net assets of Plainbridge as of October 29, 1994 and January 29, 1994 were approximately $219.8 million and $223.5 million, respectively.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 2--RECAPITALIZATION AND DISCONTINUED OPERATIONS--(CONTINUED)
    Operating results of the discontinued operations were as follows (dollars in thousands):

                                                  13 WEEKS ENDED                  39 WEEKS ENDED
                                            --------------------------      --------------------------
                                            OCTOBER 29,    OCTOBER 30,      OCTOBER 29,    OCTOBER 30,
                                              1994(A)        1993(B)          1994(A)        1993(B)
                                            -----------    -----------      -----------    -----------
Revenues
  Affiliate..............................    $ 675,368       $    --        $ 1,997,792     $       --
  Rickel home centers....................       89,412        83,182            271,989        266,691
  Rental income..........................        1,520            --              4,536             --
  Other..................................        6,210            --             17,371             --
                                            -----------    -----------      -----------    -----------
Total revenues...........................    $ 772,510       $83,182        $ 2,291,688     $  266,691
                                            -----------    -----------      -----------    -----------
                                            -----------    -----------      -----------    -----------
Earnings (loss) before income taxes......    $  (1,167)      $ 1,544(c)     $    (6,770)    $    1,588(c)
Income tax provision.....................           --           654                 --            673
                                            -----------    -----------      -----------    -----------
Net earnings (loss) from discontinued
operations...............................    $  (1,167)      $   890        $    (6,770)    $      915
                                            -----------    -----------      -----------    -----------
                                            -----------    -----------      -----------    -----------

- ------------

 (a)  Represents the results of operation related to the warehouse and distribution facilities and certain real estate as well as the home centers segment.
 (b)  Represents the results of operations related to the home centers segment.
 (c)  The home centers segment was not allocated any portion of the Company's Acquisition debt. However, the Company charged the home centers segment interest expense relating to a proportionate share of certain borrowings. These charges amounted to $3.9 million and $9.9 million for the third quarter and the nine-month period of Fiscal 1993, respectively, and are included in the results of the discontinued operations.

    In connection with the Plainbridge Spin-Off and Recapitalization, the Company recorded a pretax charge of approximately $23.7 million in the third quarter of Fiscal 1993 to record reorganization and restructuring costs, including an early retirement program offered to certain Company associates. During the fourth quarter of Fiscal 1993, the Company determined that the estimated costs related to the reorganization and restructuring were less than originally estimated and recorded a pretax credit of approximately $7.1 million.

NOTE 3--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                      OCTOBER 29,     JANUARY 29,
                                                                         1994            1994
                                                                      -----------     -----------
Merchandise inventories at FIFO cost..............................     $ 395,801       $ 377,516
Less LIFO reserve.................................................        56,987          54,480
                                                                      -----------     -----------
Merchandise inventories at LIFO cost..............................     $ 338,814       $ 323,036
                                                                      -----------     -----------
                                                                      -----------     -----------

    Effective January 31, 1993, the Company changed its method utilized to calculate LIFO store inventories related to its indirect wholly owned Pathmark subsidiary (see Note 8).

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                                       OCTOBER 29,    JANUARY 29,
                                                                          1994           1994
                                                                       -----------    -----------
Land................................................................   $    65,796     $  65,840
Buildings and building improvements.................................       212,174       196,212
Fixtures and equipment..............................................       241,317       225,582
Leasehold costs and improvements....................................       330,308       309,995
Transportation equipment............................................        19,942        19,771
Construction in progress............................................            --           680
                                                                       -----------    -----------
Property and equipment, owned.......................................       869,537       818,080
Property and equipment under capital leases.........................       176,103       176,496
                                                                       -----------    -----------
Property and equipment, at cost.....................................     1,045,640       994,576
Less accumulated depreciation and amortization......................       398,337       348,733
                                                                       -----------    -----------
Property and equipment, net.........................................   $   647,303     $ 645,843
                                                                       -----------    -----------
                                                                       -----------    -----------

NOTE 5--OTHER ASSETS

    The reduction in other assets at October 29, 1994 compared to January 29, 1994 is primarily due to the utilization of the asset related to the Company's corporate owned life insurance policy.

NOTE 6--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                      OCTOBER 29,    JANUARY 29,
                                                                         1994           1994
                                                                      -----------    -----------
Pathmark Term Loan.................................................   $   358,750    $   385,000
Pathmark Working Capital Facility..................................        30,000         29,000
Plainbridge Working Capital Facility...............................            --          8,500
10.25% PTK Exchangeable Guaranteed Debentures due 2003.............       140,039        129,649
9.625% Pathmark Senior Subordinated Notes due 2003.................       436,984        436,718
10.75% Pathmark Deferred Coupon Notes due 2003.....................       133,334        123,312
12.625% Pathmark Subordinated Debentures due 2002..................        95,750         95,750
11.625% Pathmark Subordinated Notes due 2002.......................       199,017        198,517
11.625% Holdings Subordinated Notes due 2002.......................           983          1,483
Industrial Revenue Bonds...........................................         6,375          6,375
Other Debt (primarily mortgages)...................................        47,104         47,176
                                                                      -----------    -----------
Total debt.........................................................     1,448,336      1,461,480
Less current maturities............................................        46,824         46,244
                                                                      -----------    -----------
Long-term portion..................................................   $ 1,401,512    $ 1,415,236
                                                                      -----------    -----------
                                                                      -----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 7--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                         13 WEEKS ENDED                39 WEEKS ENDED
                                                   --------------------------    --------------------------
                                                   OCTOBER 29,    OCTOBER 30,    OCTOBER 29,    OCTOBER 30,
                                                      1994           1993           1994           1993
                                                   -----------    -----------    -----------    -----------
Pathmark Term Loan..............................     $ 6,919        $   338       $  19,469      $     338
Pathmark Working Capital Facility...............       1,066             39           2,974             39
Plainbridge Working Capital Facility............          --              5              --              5
Pathmark Senior Subordinated Notes
  Amortization of original issue discount.......          88              5             264              5
  Currently payable.............................      10,588            588          31,763            588
Pathmark Deferred Coupon Notes
  Accruable but not payable.....................       3,428            141          10,022            141
Pathmark Subordinated Debentures................       3,022            134           9,066            134
Pathmark Subordinated Notes.....................       5,813            255          17,324            255
Amortization of PTK DIBs original issue
discount........................................       3,579            162          10,390            162
Old Bank Credit Agreement.......................          --          1,511              --          4,337
Holdings Senior Subordinated Notes..............          --         13,446              --         41,573
Holdings Subordinated Debentures................          --         12,516              --         38,711
Holdings Subordinated Notes.....................          --          5,557              --         17,182
Holdings Discount Debentures....................          --          6,597              --         20,744
Amortization of Holdings original issue
discount........................................          --            317              --            951
Amortization of debt issuance costs.............       1,655          1,036           4,965          3,107
Obligations under capital leases................       3,666          3,725          11,044         11,313
Mortgages.......................................          40          1,119             140          3,432
Other, net......................................       2,583          1,613           7,859          4,540
                                                   -----------    -----------    -----------    -----------
Interest expense................................     $42,447        $49,104       $ 125,280      $ 147,557
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------

    The Company made cash interest payments of $11.7 million and $70.2 million during the third quarters of Fiscal 1994 and Fiscal 1993, respectively and $74.8 million and $160.8 million during the nine-month periods of Fiscal 1994 and Fiscal 1993, respectively. As a result of the Recapitalization, the majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 8--CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    The Company made the following accounting changes in Fiscal 1993:

Inventory:

    Effective January 31, 1993, the Company changed its method utilized to calculate LIFO store inventories related to its indirect wholly owned subsidiary, Pathmark. Prior to Fiscal 1993, the Company utilized a retail approach to determine current cost and a general warehouse purchase index to measure inflation in the cost of its merchandise inventories in its stores. The Company's change arose from the development and utilization in Fiscal 1993 of internal cost indices based on the specific identification of merchandise in its stores to measure inflation in the prices, thereby eliminating the averaging and estimation inherent in the retail and general warehouse purchase index methods. The Company believes the use of such specific costs and internal indices results in a more accurate measurement of the impact of inflation in the cost of its store merchandise. The effect of this change resulted in a charge to income of $10.7 million, net of an income tax benefit of $7.8 million, and has been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statements of operations for the 39 weeks ended October 30, 1993.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 8--CUMULATIVE EFFECT OF ACCOUNTING CHANGES--(CONTINUED)
Postretirement Benefits other than Pensions:

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

NOTE 9--LEASES

    The Company incurred capital lease obligations of $6.5 million and $9.0 million during the nine-month periods of Fiscal 1994 and Fiscal 1993, respectively, in connection with lease agreements to acquire property and equipment.

NOTE 10--EXTRAORDINARY ITEMS

    During the third quarter of Fiscal 1993, in connection with the Recapitalization, the Company repaid or exchanged $1.3 billion of debt through the issuance of new Pathmark and PTK indebtedness. This repayment of outstanding debt and origination of new debt included premiums and other expenses, including the write off existing deferred financing fees associated with debt which was extinguished, which resulted in a net loss on early extinguishment of debt of $106.0 million.

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

NOTE 11--RELATED PARTY TRANSACTIONS

    During the third quarter of Fiscal 1993, Pathmark and Plainbridge entered into related party agreements and transactions. Refer to the Company's Form 10-K Annual Report for the year ended

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 11--RELATED PARTY TRANSACTIONS--(CONTINUED)
January 29, 1994, Notes to the Consolidated Financial Statements, for a more detailed description of such agreements. These related party agreements and transactions are summarized as follows:

1) Spin-Off

  A) Services Agreements:

    Pathmark and Plainbridge entered into agreements pursuant to which Pathmark will continue to provide certain administrative services relating to the warehouse, distribution and home centers operations of Plainbridge and certain administrative services to Chefmark. The cost of the services under the Plainbridge and Chefmark service agreements in the aggregate was $3.8 million and $10.9 million during the third quarter and the nine-month period of Fiscal 1994, respectively.

  B) The Logistical Services Agreements:

    Under the Logistical Services Agreement, Plainbridge supplies Pathmark most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. The cost of fees related to the Logistical Services Agreement in the aggregate was $34.8 million and $103.9 million during the third quarter and the nine-month period of Fiscal 1994, respectively. Pathmark also received an allowance of $6.4 million and $19.1 million during the third quarter and nine-month period of Fiscal 1994, respectively, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction. At October 29, 1994, Pathmark guaranteed approximately $45.2 million of such merchandise purchases by Plainbridge.

2) Other:

    In conjunction with the Plainbridge Spin-Off, certain real property with a net book value of $64.5 million was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. During the third quarter and the nine-month period of Fiscal 1994, such rentals amounted to $1.1 million and $3.3 million, respectively, in connection with these related party leases.

    In addition, Pathmark is leasing six store properties to Plainbridge with a net book value of $9.1 million. The Company believes that the rentals received from Plainbridge approximate fair value. During the third quarter and the nine-month period of Fiscal 1994, such rentals amounted to $1.0 million and $3.0 million, respectively, and are recorded as a reduction in Pathmark's selling, general and administrative expenses in the accompanying consolidated statements of operations.

    During the third quarter of Fiscal 1994, Pathmark entered into a 10-year lease with a third-party landlord and a 10-year sublease with Plainbridge for a frozen food distribution center. The rental expense incurred by Pathmark is fully offset by the rental income received from Plainbridge.

    Pathmark earned interest income on advances to affiliates of $3.9 million and $9.9 million during the third quarter and the nine-month period of Fiscal 1993, respectively.

NOTE 12--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

    Exchangeable Preferred Stock activity during the first nine-month period of Fiscal 1994 was as follows (dollars in thousands):

                                                                         NUMBER OF
                                                                          SHARES       AMOUNT
                                                                         ---------    --------
Balance, January 29, 1994.............................................   4,890,671    $100,346
Accretion on preferred stock..........................................          --       1,205
                                                                         ---------    --------
Balance, October 29, 1994.............................................   4,890,671    $101,551
                                                                         ---------    --------
                                                                         ---------    --------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 12--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED)

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at October 29, 1994, the unpaid dividends of $34.4 million were accrued and included in other noncurrent liabilities.

NOTE 13--INCOME TAXES

    Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax provision of $2.4 million for the nine-month period of Fiscal 1994 is net of a reduction in the net deferred tax asset and related valuation allowance of $1.3 million due to the utilization of the net operating loss carryforwards. An income tax benefit of $21.9 million was provided for the nine-month period of Fiscal 1993.


    During the nine-month period of Fiscal 1994, the Company made income tax payments of $4.8 million and received income tax refunds of $23.6 million. During the nine-month period of Fiscal 1993, the Company made income tax payments of $1.4 million and received income tax refunds of $7.5 million.


NOTE 14--PROVISION FOR STORE CLOSINGS

    Effective with the beginning of the second quarter of Fiscal 1993, the Company made a decision to close or dispose of five supermarkets (the "Five Stores") which the Company believes will continue to be unprofitable. As a result, operating results for the Five Stores have been excluded from the consolidated statements of operations since the beginning of the second quarter of Fiscal 1993. Subsequent to the third quarter of Fiscal 1994, three of the stores were closed and a decision has not yet been made to continue the operations of the remaining two stores.

NOTE 15--CONTINGENCIES

    The Company is contingently liable for certain obligations of the Purity Operations under certain instruments, primarily approximately 60 leases for real property, in the event of default thereunder by the purchaser of the Purity Operations. As of January 29, 1994, the estimated present value of such lease obligations approximated $115.0 million. The Company is also contingently liable for a loan guarantee of approximately $1.2 million at October 29, 1994.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 15--CONTINGENCIES--(CONTINUED)
    In addition to the litigation referred to above, the Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

NOTE 16--SUBSEQUENT EVENT


    On November 4, 1994, the Company's Plainbridge subsidiary completed the sale of its Rickel Home Centers business ("Rickel") for approximately $80 million, including the assumption of certain indebtedness of Rickel, to a company organized by EOS Partners, L.P.. The Company expects to recognize a gain on the sale of Rickel. Under terms of the Indenture governing the PTK DIB's, the Company was required to use the net cash proceeds of $62.6 million to pay down the PTK DIB's, including accrued interest and debt premium. The sale price is subject to a final determination based on the closing Rickel balance sheet. After such final determination, any remaining net cash proceeds will be applied to pay down the PTK DIBs.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the Company's financial condition and results from continuing operations. The Company intends to spin-off Plainbridge to its common stockholder, although there can be no assurance that such spin-off will be consummated. Accordingly, discontinued operations represent the results of operations related to the home centers segment in the third quarters and the nine-month periods of Fiscal 1993 and Fiscal 1994. The warehouse, distribution and certain real estate operations are reflected in continuing operations since such operations represent a portion of the supermarkets and drug stores segment. Although the discontinued operations have generated positive operating cash flows, the Company believes that the impact of such spin-off on the Company's liquidity is not material. References to the Company in this section refers to the Company and its subsidiaries, on a consolidated basis, except as otherwise stated herein.

RESULTS OF OPERATIONS

  Sales:

    Sales for the third quarter of Fiscal 1994 were $1.02 billion compared to $1.05 billion in the prior-year period. The sales decrease is primarily due to the same store decrease of 2.5%. Sales for the nine-month period of Fiscal 1994 were $3.06 billion compared to $3.12 billion in the prior-year period. The decrease is primarily due to the exclusion from the reported results of the sales since the beginning of the second quarter of Fiscal 1993 of the Five Stores anticipated to be closed or disposed as part of the provision for store closings, partially offset by the negative impact of the strike and lockouts in the second quarter of Fiscal 1993. Sales for stores open in both nine-month periods decreased 0.7%. At quarter end, the Company operated 140 supermarkets, including 131 Pathmark Super Centers compared with the end of Fiscal 1993 when the Company operated 143 supermarkets, including 136 Pathmark Super Centers. The Company also operated 30 freestanding Pathmark drug stores and six "deep discount" drug stores at quarter end compared with the end of Fiscal 1993 when the Company operated 31 freestanding Pathmark drug stores and two "deep discount" drug stores. In order to improve sales and profitability, the Company is continuing to focus on its enlargement and renovation program.

  Gross Profit:

    Gross profit for the third quarter of Fiscal 1994 was $288.7 million or 28.3% of sales compared with $278.1 million or 26.5% of sales for the third quarter of Fiscal 1993 and for the nine-month period of Fiscal 1994 was $871.6 million or 28.4% of sales compared with $847.1 million or 27.1% for the prior-year period. This improvement in gross profit as a percentage of sales during the third quarter and the nine-month period of Fiscal 1994 is primarily attributable to the Company's continuing emphasis on large super centers allowing expanded variety in all departments, particularly higher margin perishables, as well as an increased focus on merchandising programs. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.5 million for the third quarter of Fiscal 1994, compared with a pretax LIFO credit of $0.7 million for the prior-year period and a pretax LIFO charge of $1.5 million for the nine-month period of Fiscal 1994 compared with a pretax LIFO credit of $2.1 million for the prior-year period.

  Selling, General and Administrative Expenses:

    Selling, general and administrative expenses for the third quarter of Fiscal 1994 increased $5.2 million or 2.3% compared to the prior-year period and increased $1.9 million or 0.3% for the nine-month period of Fiscal 1994 compared with the prior-year period. As a percentage of sales, selling, general and administrative expenses were 22.4% for the third quarter of Fiscal 1994, up from 21.2% in the prior-year period and were 22.5% for the nine-month period of Fiscal 1994, up from 22.0% for the prior-year period. The increase as a percentage of sales in the third quarter and nine-month period of

Fiscal 1994 compared to the prior-year period was due to higher computer development and services costs, labor and labor related expenses and occupancy expenses, partially offset by lower promotional costs this year compared to the additional promotional programs implemented last year to regain sales levels subsequent to the strike and lockouts.

  Depreciation and Amortization:

    Depreciation and amortization of $16.3 million for the third quarter of Fiscal 1994 was $1.6 million less than the prior-year period of $17.9 million. For the nine-month period of Fiscal 1994, depreciation and amortization of $48.2 million was $4.5 million lower than the prior-year period of $52.7 million. The decrease in depreciation and amortization expense for the third quarter and the nine-month period of Fiscal 1994 compared to the prior-year periods was primarily due to the impact of the assets transferred to Plainbridge as part of the Plainbridge Spin-Off.

  Operating Earnings:

    Operating earnings for the third quarter of Fiscal 1994 were $44.1 million compared with the prior-year period of $13.4 million. For the nine-month period of Fiscal 1994, operating earnings were $132.6 million compared with $75.8 million for the prior-year period. The increase in operating earnings during the third quarter and the nine-month period of Fiscal 1994 compared to the prior-year periods was primarily due to the impact during the second quarter of Fiscal 1993 of the strike and lockouts and the $6.0 million provision for store closings recorded in the second quarter of Fiscal 1993.

  Interest Expense:

    Interest expense of $42.4 million for the third quarter of Fiscal 1994 was $6.7 million less than the prior-year period of $49.1 million and for the nine-month period of Fiscal 1994 was $22.3 million lower than the prior year's $147.6 million. The decrease in both periods was primarily due to the benefit of the lower interest rates on the debt incurred with the Recapitalization.

  Income Taxes:

    Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax provision of $0.9 million for the third quarter of Fiscal 1994 is net of an adjustment in the net deferred tax asset and related valuation allowance of $0.2 million due to increases in the net operating loss carryforwards. An income tax benefit of $11.6 million was provided in the third quarter of Fiscal 1993. The income tax provision for the first nine-month period of Fiscal 1994 was $2.4 million compared to an income tax benefit of $21.9 million for the prior-year period.


    During the nine-month period of Fiscal 1994, the Company made income tax payments of $4.8 million and received income tax refunds of $23.6 million. During the nine-month period of Fiscal 1993, the Company made income tax payments of $1.4 million and received income tax refunds of $7.5 million.


  Summary of Operations:

    For the third quarter of Fiscal 1994, the Company's earnings from continuing operations before extraordinary items and cumulative effect of accounting changes was $0.8 million compared to a loss of $20.2 million for the prior-year period. For the nine-month period of Fiscal 1994, the Company's earnings from continuing operations before extraordinary items and cumulative effect of accounting changes was $5.0 million compared to a loss of $40.0 million for the prior-year period. The increase in earnings in both periods are primarily due to the impact during the second quarter of Fiscal 1993 of the strike and lockouts, the $6.0 million provision for store closings recorded in the second quarter of Fiscal 1993 and the Recapitalization Expenses of $23.7 million in the third quarter of Fiscal 1993.

  Extraordinary Items:

    During the third quarter of Fiscal 1993, in connection with the Recapitalization, the Company repaid or exchanged $1.3 billion of debt through the issuance of new Pathmark and PTK indebtedness. This repayment of outstanding debt and origination of new debt included premiums and other expenses, including the write off of existing deferred financing fees associated with debt which was extinguished, which resulted in a net loss on early extinguishment of debt of $106.0 million.

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

FINANCIAL CONDITION

  Debt Service:


    During the nine-month period of Fiscal 1994, total debt decreased $13.1 million from year end primarily due to the scheduled Term Loan repayments partially offset by an increase in borrowings under the Pathmark Working Capital Facility and by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Pathmark Working Capital Facility were $30.0 million at October 29, 1994 and have increased as a result of seasonal borrowing needs to $65.0 million at December 12, 1994. There were no outstanding borrowings under the Plainbridge Working Capital Facility at October 29, 1994 and December 12, 1994.


    Under the Pathmark Working Capital Facility, which expires on July 31, 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million (of which the maximum of $100.0 million can be in letters of credit) subject to an annual cleandown provision. Under the terms of the Pathmark cleandown provision, in each fiscal year loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. Under the Plainbridge Working Capital Facility, which expires October 26, 1996, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $50.0 million subject to an annual cleanup provision. Under the terms of the Plainbridge cleanup provision, in each fiscal year, loans cannot be made for one period of 30 consecutive days. The Company satisfied the terms of the Pathmark cleandown provision during the first quarter of Fiscal 1994 as well as the Plainbridge cleanup provision during the second quarter of Fiscal 1994.

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

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in millions):

                                                                 PRINCIPAL
FISCAL YEARS                                                      PAYMENTS
- ----------------------------------------------------------   ------------------
  1994(a).................................................         $ 19.5
  1995....................................................           38.2
  1996....................................................           48.2
  1997....................................................           58.3
  1998....................................................          133.6
  1999....................................................          138.8
  2000....................................................           50.6
  2001....................................................           50.0
  2002....................................................          194.2
  2003....................................................          692.7

- ------------

(a) Subsequent to October 29, 1994

  Liquidity:

    The consolidated financial statements of the Company indicates that at October 29, 1994, current liabilities exceed its current assets by $125.2 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

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

  Preferred Stock Dividends:

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at October 29, 1994, the unpaid dividends of $34.4 million were accrued and included in other noncurrent liabilities.

  Capital Expenditures:

    Capital expenditures related to Pathmark supermarkets and drug stores for the third quarter of Fiscal 1994, including property acquired under capital leases, were approximately $27.1 million compared to approximately $24.1 million for the prior-year period and for the nine-month period of Fiscal 1994, including property acquired under capital leases, were approximately $58.0 million compared to $60.2 million for the prior-year period. During the nine-month period of Fiscal 1994, the company opened four "deep discount" drug stores which were converted from Pathmark supermarkets. Additionally, the Company completed 13 enlargements and four renovations to existing supermarkets. During the remainder of Fiscal 1994, the Company will open up to four new Pathmark Super Centers, three of which will replace smaller stores, and will complete six major renovations and three enlargements.

  Cash Flows:

    Net cash provided by operating activities amounted to $109.8 million in the nine-month period of Fiscal 1994 compared to $10.2 million in the prior-year period. The increase in net cash provided by operating activities in the nine-month period of Fiscal 1994 compared to Fiscal 1993 is primarily due to the improvement in net earnings, income tax refunds of $23.6 million and the reduction in cash interest payments in Fiscal 1994 compared to the prior-year period. Cash used for financing activities for the nine-month period of Fiscal 1994 was $47.1 million compared to cash provided by financing activities of $40.5 million for the prior-year period. The increase in cash used for financing activities was primarily due to repayments of the Working Capital Facilities and Pathmark Term Loan in the 39 weeks of Fiscal 1994 compared to an increase in net debt provided by the Recapitalization in Fiscal 1993. Cash used for investing activities for the nine-month period of Fiscal 1994 was $59.5 million compared to $50.0 million for the prior-year period, primarily reflecting the expenditures for property and equipment in each period.

  Subsequent Event:


    On November 4, 1994, the Company's Plainbridge subsidiary completed the sale of its Rickel Home Centers business ("Rickel") for approximately $80 million, including the assumption of certain indebtedness of Rickel, to a company organized by EOS Partners, L.P. The Company expects to recognize a gain on the sale of Rickel. Under terms of the Indenture governing the PTK DIB's, the company was required to use the net cash proceeds of $62.6 million to pay down the PTK DIB's, including accrued interest and debt premium. The sale price is subject to a final determination based on the closing Rickel balance sheet. After such final determination, any remaining net cash proceeds will be applied to pay down the PTK DIBs.

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

                                          SUPERMARKETS GENERAL HOLDINGS
                                          CORPORATION

                                          By /s/ RON MARSHALL
                                             ...................................
                                                       (Ron Marshall)
                                                  Executive Vice President
                                                and Chief Financial Officer

                                          By /s/ JOSEPH ADELHARDT
                                             ...................................
                                                     (Joseph Adelhardt)
                                               Vice President and Controller,
                                                  Chief Accounting Officer

Date: December 13, 1994