Form 10-K
period 1995-01-28
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1995-04-28
CIK 821139

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------


       FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
           JANUARY 28, 1995                                    0-16404


                              -------------------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                      13-3408704
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       301 BLAIR ROAD, P. O. BOX 5301                           07095-0915
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of April 1, 1995 there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

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

    On December 17, 1991, the Company completed the sale of the Purity Operations for approximately $257.0 million (as adjusted), including the assumption of certain indebtedness of Purity and Li'l Peach. The Company recognized a loss of $228.0 million on the sale of the Purity Operations. Included in the loss was a write-off of approximately $214.0 million of goodwill related to the Purity Operations. The Company retains a 10% common equity interest in Purity Supreme and a new issue of Purity Supreme exchangeable preferred stock with an aggregate stated value of approximately $18.0 million. Such preferred stock has a redemption price, including unpaid dividends, of $14.5 million at January 28, 1995. These retained investments in Purity Supreme are carried on the Company's books at zero value. Pathmark is contingently liable for certain obligations of the Purity Operations under certain instruments, primarily 60 leases for real property, in the event of default thereunder by the Purity Operations. Prior to the sale of the Purity Operations, three properties of Purity Supreme were transferred to Pathmark. See "Properties".

    On November 4, 1994, the Company completed the sale of its home centers segment for approximately $88.7 million, plus the assumption of certain indebtedness of Rickel. The Company used approximately $66.6 million before January 28, 1995 and $4.7 million after January 28, 1995 of its net proceeds to pay down the PTK Exchangeable Guaranteed Debentures due 2003 (the "PTK DIB's"), including accrued interest and debt premium.

    The Company consummated a recapitalization plan (the "Recapitalization") on October 26, 1993. In connection with the Recapitalization, the Company, transferred all of the capital stock of Pathmark to PTK Holdings, Inc. ("PTK"), a newly formed, wholly owned subsidiary of the Company. The Recapitalization reduced Pathmark's interest expense and has allowed Pathmark to devote its capital to growing its core supermarket and drug store business.

    PTK was incorporated in the State of Delaware in Fiscal 1993 and owns 100% of the capital stock of Pathmark and also owns 100% of the capital stock of Plainbridge, Inc., a newly formed Delaware corporation ("Plainbridge"). Pathmark distributed the capital stock of Plainbridge to PTK in the Plainbridge Spin-Off (as defined below).

    In connection with the Recapitalization, Pathmark contributed its Rickel home centers segment, the warehouse, distribution and transportation operations and the inventory therein that service the

- ------------

* Except as otherwise indicated, information contained in this Item is given as of January 28, 1995.

Pathmark supermarkets and drug stores and certain other assets to Plainbridge and distributed the shares of Plainbridge to PTK (the "Plainbridge Spin-Off"). In addition, Pathmark contributed to Chefmark, Inc., a newly formed Delaware corporation ("Chefmark"), the Chefmark deli food preparation operations and a related warehouse and a leased banana ripening warehouse and distributed the shares of Chefmark to Holdings (the "Chefmark Spin-Off", and, together with the Plainbridge Spin-Off, the "Spin-Offs"). In connection with the Plainbridge Spin-Off, Pathmark entered into a logistical services agreement with Plainbridge (the "Logistical Services Agreement") that provides for the continuing supply of merchandise to the Pathmark supermarkets and drug stores and for the provision of warehousing, distribution and logistical services relating to the supply of such merchandise. Pursuant to such agreement, Pathmark directs the purchase of such merchandise and negotiates the terms and conditions of its sale directly with the applicable vendors. For a further description of the terms of the Logistical Services Agreement see "--Logistical Services Agreement".

    Current Borrowings. (a) In 1993 Pathmark borrowed $400.0 million from banks under a term loan facility (the "Term Loan") and $50 million under a $175.0 million working capital facility (the "Working Capital Facility", and, together with the Term Loan, the "Bank Credit Agreement"). Borrowings under the Working Capital Facility were $33.5 million at April 24, 1995.

        (b) In 1993 Pathmark issued $440.0 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes").

        (c) Pathmark issued $198.5 million of its 11 5/8% Subordinated Notes due 2002 (the "Subordinated Notes") for up to the $200.0 million aggregate principal amount outstanding of Holdings' 11 5/8% Subordinated Notes due 2002 (the "Holdings Subordinated Notes"), in connection with an exchange offer (the "11 5/8% Exchange Offer") in October 1993. During 1994, Pathmark issued an additional $0.5 million of Subordinated Notes in exchange for $0.5 million of Holdings Subordinated Notes. Approximately $1.0 million aggregate principal amount of Holdings Subordinated Notes remain outstanding at January 28, 1995. An equivalent amount of subordinated Intercompany Notes with terms corresponding to the terms of the Holdings Subordinated Notes also remain outstanding.

        (d) In 1993, Pathmark also issued $95.8 million aggregate principal amount of its 12 5/8% Subordinated Debentures due 2002 (the "Subordinated Debentures") in connection with an exchange (the "12 5/8% Exchange Offer") for $95.8 million aggregate principal amount of the $415.0 million aggregate principal amount outstanding of Holdings' 12 5/8% Subordinated Debentures due 2002 (the "Holdings Subordinated Debentures") held by persons other than certain affiliates of The Equitable Life Assurance Society of the United States (the "Equitable Affiliates"). Holdings also purchased $4.2 million aggregate principal amount of such Debentures for cash at a price of 112.125% of the aggregate principal amount thereof, together with accrued interest to the date of purchase (the "Tender Offer", and, together with the 12 5/8% Exchange Offer, the "Tender and Exchange Offer"). Holdings solicited consents from all holders of the Holdings Subordinated Debentures to certain proposed amendments to delete certain restrictions in the indenture under which the Holdings Subordinated Debentures were issued (the "Holdings Subordinated Debenture Indenture") and paid related consent fees. Holders of Holdings Subordinated Debentures (other than the Equitable Affiliates) tendered $95.8 million aggregate principal amount of Holdings Subordinated Debentures for Subordinated Debentures pursuant to the Tender and Exchange Offer, and holders representing over 99% of the aggregate outstanding principle amount of the Holdings Subordinated Debentures consented to the proposed amendments. In addition, as part of the Recapitalization, Holdings also purchased for cash $185.0 million aggregate principal amount of the Holdings Subordinated Debentures from the Equitable Affiliates at the same price offered in the Tender Offer and sold PTK's DIBs with an issue price of $130.0 million to the Equitable Affiliates in exchange for the remaining $130.0 million of Holdings Subordinated Debentures held by the Equitable Affiliates as described below.

        (e) In 1993, Pathmark issued in (the "Deferred Coupon Notes Offering", and, together with the Senior Subordinated Notes Offering, the "Debt Offerings") $225.25 million aggregate principal amount at maturity of its Junior Subordinated Deferred Coupon Notes due 2003 (the "Deferred Coupon Notes") at an issue price of $532.74 per $1,000 principal amount at maturity.

        (f) In 1993, PTK issued $130.0 million aggregate principal amount of PTK DIBs to Holdings that Holdings subsequently sold to the Equitable Affiliates in a private placement (the "Private Placement") in exchange for $130.0 million aggregate principal amount of the Holdings Subordinated Debentures held by the Equitable Affiliates. Such Holdings Subordinated Debentures were cancelled and the related intercompany indebtedness of Pathmark to Holdings (the "Intercompany Notes") was forgiven by Holdings resulting in a $130.0 million capital contribution to Pathmark.

BUSINESS OF THE COMPANY

    The Company's primary business activity is the management of its interests in Pathmark, Plainbridge and Chefmark. The Company holds all of the capital stock of PTK and all of the capital stock of Chefmark. Through PTK, the Company owns all of the capital stock of Pathmark and Plainbridge.

    The primary business activity of Plainbridge is to operate the warehouse, distribution and transportation operations that service the Pathmark supermarkets and drug stores. Chefmark's primary business is to supply Pathmark with deli food preparation services and merchandise from the banana ripening facility.

BUSINESS OF PATHMARK

    Pathmark is the leading supermarket retailer, based on sales volume, operating under a single trade name in the northeast United States and the thirteenth largest in the United States. At January 28, 1995, Pathmark operated 143 supermarkets, primarily in the New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. At January 28, 1995, Pathmark also operated 30 freestanding conventional drug stores, primarily in the New York City metropolitan area, six "deep discount" drug stores in Connecticut and 136 pharmacies in its supermarkets, making it one of the leading drug store retailers, based on sales volume, in the northeast United States.

    The following table presents the market area, number of stores and selling and total square footage for Pathmark's supermarkets and drug stores as of January 28, 1995.

                                                                               SELLING
                                                                  NUMBER OF    SQ. FT.    TOTAL SQ. FT.
   TYPE OF STORE                                   MARKET AREA     STORES      (000'S)       (000'S)
- ------------------------------------------------   ------------   ---------    -------    -------------
Supermarkets and Super Centers..................   NJ, NY, PA,       143        5,245         7,201
                                                   CT, DE
Drug Stores.....................................   NY, NJ, CT         36          398           491

BUSINESS STRATEGY

    Pathmark's business strategy is to increase profitability and market penetration in its existing markets (i) by providing superior value to its customers through its marketing and merchandising programs, (ii) through store openings, enlargements and renovations and (iii) through increased operating efficiencies. In implementing this strategy, Pathmark has used and will continue to use a large-store format to increase operating efficiencies and to expand its offering of higher margin merchandise and services, most notably, perishable products.

Marketing and Merchandising

. Super Center Format. The average Pathmark Super Center is approximately 50% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. Pathmark expects that its new stores opened during the current and next two fiscal years will average approximately 62,000 square feet.

. Pathmark 2000. Pathmark 2000 is a new, larger Super Center format designed to provide Pathmark customers with a substantially greater selection of perishable products, particularly produce. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. Implementation of elements of this format in certain stores has significantly enhanced sales and operating margins in these stores. A majority of Pathmark's new supermarkets and supermarket enlargements completed in Fiscal 1994 employed the Pathmark 2000 concept, and Pathmark expects that virtually all new stores and enlargements thereafter will employ the same concept. At January 28, 1995, 29 of Pathmark's supermarkets were Pathmark 2000s.

. Flexible Merchandising. Pathmark believes that its large-store format gives it considerable flexibility to respond to changing consumer demands and competition by varying and enhancing its merchandise selection. Pathmark's "Big Deals" program, currently consisting of over 500 merchandise items offers large-sized merchandise at prices which Pathmark believes are competitive with those available in "warehouse" and "club" stores. Pathmark emphasizes competitive pricing plus weekly sales and promotions supported by extensive advertising, primarily in print media. Merchandising flexibility and effectiveness is enhanced through the increased utilization of a category management approach.

. Pathmark Label. Pathmark believes that it is one of the leading supermarket retailers of private label merchandise in the United States offering for sale over 3,300 items through its private label program. Pathmark's private label brands are called Pathmark, No Frills and its newest brand, Pathmark Preferred.

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

Store Expansion and Renovation Program

. New Stores, Enlargements and Renovations. During Fiscal 1994, Pathmark opened four new Pathmark 2000s, closed three smaller stores, converted four supermarkets to "deep discount" drug stores and completed 25 major renovations and enlargments. During Fiscal 1995, Pathmark plans to open an aggregate of up to six new Pathmark 2000s, five of which will replace smaller Pathmark stores, and to complete up to an aggregate of 32 major renovations and enlargements.

  Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a major renovation or enlargement every five years. At the end of Fiscal 1994, Pathmark derived approximately 80% of its supermarket sales from stores that were opened or enlarged or underwent major renovations during the last five years.

. Core Market Focus. Pathmark has identified approximately 85 potential locations for new supermarkets within its current marketing areas and expects that all new stores opened during the current and next two fiscal years will be located in these areas. Pathmark believes that, by opening stores in its current marketing areas, it can achieve additional operating economies and other benefits from its store expansion program without the risks and costs associated with opening stores in new marketing areas.

Operating Efficiencies

. Technology. Pathmark has made a significant and continuing investment in information technology and believes it is a leader in the supermarket industry in this area. All Pathmark supermarket checkout terminals have third-generation "state of the art" IBM 4680 scanner systems supported by a RISC 6000 application processor in each store. These systems allow consumer credit and electronic fund transfer ("EFT") transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions.

. "Outsourcing" Agreement. In Fiscal 1991, Pathmark entered into a long-term facilities management and systems integration agreement with a subsidiary of IBM. This contract offers significant advantages to Pathmark in controlling computer hardware and software costs and providing ongoing access to "state of the art" information technology.

. Geographic Concentration. All but one of the Pathmark supermarkets and drug stores are located within 100 miles of the Pathmark headquarters and principal warehousing facilities that service them. This allows for more efficient management supervision, increased speed of delivery and reduced transportation costs. All of the stores which Pathmark expects to open in the current fiscal year will be within this 100 mile radius.

PATHMARK SUPERMARKETS

    Pathmark operated 143 supermarkets at January 28, 1995. Supermarkets accounted for approximately 96% of Pathmark's sales for Fiscal 1994. The following table presents selected data respecting supermarket sales and stores for the last five fiscal years.

                                                                      FISCAL YEARS
                                                     ----------------------------------------------
                                                      1994      1993      1992      1991      1990
                                                     ------    ------    ------    ------    ------
                                                                 (DOLLARS IN MILLIONS)
Supermarket sales.................................   $4,006    $4,057    $4,143    $4,137    $4,237
Average sales per supermarket.....................     28.7      28.7      29.0      28.6      29.5
Number of Supermarkets:
  Major Renovations(a)............................       14        12         8        13        11
  Enlargements(b).................................       11         5        10        15         5
  Opened(c).......................................        6         4         3         1         2
  Closed(d).......................................        6         7         3         1        --
Type of Supermarket(e):
  Super Center....................................      108       126       137       139       135
  Pathmark 2000...................................       29        10         2        --        --
  Conventional Supermarket........................        6         7         7         7        11
      Total Stores Open at Year End...............      143       143       146       146       146

- ------------

(a) Major renovations involve an investment of $350,000 or more and average nearly $1.8 million per store.

(b) Enlargements involve the addition of selling space and average an investment in excess of $2.5 million.

(c) Reflects the Company's decision in the fourth quarter of Fiscal 1994 to reconsider its Fiscal 1993 decision to close or dispose of two stores.

(d) Includes three supermarkets converted to "deep discount" drug stores during Fiscal 1994.

(e) Includes two stores not wholly owned, one of which opened in Fiscal 1990. The sales figures for these stores are not included above.

    By industry standards, Pathmark stores are large and productive, averaging approximately 50,400 square feet in size and generating high average sales volume of approximately $28.7 million per store ($781 per selling square foot) for stores open for all of Fiscal 1994. Pathmark's 143 supermarkets at January 28, 1995 ranged from 26,000 to 66,000 square feet in size and included 130 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark, No Frills and Pathmark Preferred brands.

    Pathmark pioneered the development of the large "superstore" in the northeast United States, opening the first "Pathmark Super Center" in 1977, and currently operates 137 such stores, including 29 "Pathmark 2000" stores. Super Centers represented 96% of Pathmark supermarket sales for Fiscal 1994. The majority of Super Centers were created through the enlargement or renovation of existing stores. Super Centers average approximately 50,000 square feet in size. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, pharmacy, additional food selections (including expanded perishables departments, cheese shops, bakeries, fresh fish-on-ice and service delicatessen departments), videotape rentals, book departments and expanded health and beauty care departments. All Super Centers have EFT and credit transaction capability at their checkout terminals and 128 supermarkets and drugstores also featured in-store automated teller machines.

    Pathmark has developed a new, larger Super Center format called "Pathmark 2000" designed to provide Pathmark customers with a substantially greater selection of perishable products, particularly produce. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. Implementation of elements of this format in certain stores has significantly enhanced sales and operating margins in these stores. A majority of Pathmark's new supermarkets and supermarket enlargements completed in Fiscal 1994 employed the Pathmark 2000 concept and Pathmark expects that virtually all new stores and enlargements will employ the same concept.

    Pathmark was the leader in its market areas in extending the operation of supermarkets to 24 hours a day. Currently, almost all Pathmark supermarkets are open seven days a week, 24 hours a day. Pathmark believes that these hours of operation increase both customer convenience and operating efficiency.

PATHMARK DRUG STORES

    Pathmark also operated 30 freestanding conventional drug stores primarily in the New York City metropolitan area and six "deep-discount" drug stores in Connecticut at January 28, 1995. These stores, which accounted for approximately 4% of Pathmark's sales for Fiscal 1994, average 13,600 square feet in size and offer the full variety of products customarily offered by drug stores. In Fiscal 1994, Pathmark pharmacies, in both supermarkets and drug stores, filled approximately ten million prescriptions, making Pathmark one of the leading drugstore retailers, based on sales volume, in the northeast United States and the leading filler of prescriptions in the New York metropolitan area. In Fiscal 1994, Pathmark renovated a total of five drug stores, four of which were conventional drug stores. Pathmark's free-standing drug stores are generally open seven days a week during conventional hours.

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

During the five years ending with Fiscal 1994, Pathmark completed 104 major renovations and enlargements and opened 16 new supermarkets. At the close of Fiscal 1994, sales in these stores accounted for approximately 80% of its total supermarket sales.

    Over the past five years, Pathmark has spent approximately $371.0 million on store openings, enlargements and major renovations including properties acquired under capital leases. In Fiscal 1994, Pathmark opened four new Pathmark 2000 super centers and completed 14 major renovations and 11 enlargements of its existing supermarkets. Pathmark currently expects to open up to six new Pathmark "2000" Super Centers during Fiscal 1995, five of which will replace smaller stores, and to complete up to 32 major renovations and enlargements.

ADVERTISING AND PROMOTION

    As part of its marketing strategy, Pathmark emphasizes its competitive pricing through weekly sales and promotions supported by extensive advertising. Additional savings are offered each week through Pathmark "super coupons" in newspapers and circulars. Pathmark's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and advertising flyers distributed by shopping malls. Most of the remaining advertising expenses are for radio and television advertisements. During Fiscal 1994, Pathmark introduced "Smart Coupons" in its advertisements. With "Smart Coupons", customers no longer are required to actually cut out Pathmark coupons from its advertisement and physically present them at the cash registers. Rather, when a coupon item is scanned during the check-out process, the coupon savings is automatically deducted from the price. Pathmark believes that its "Smart Coupons" greatly convenience its customers and improve customer service at the checkout.

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

TECHNOLOGY

    Pathmark has made a significant and continuing investment in information technology and believes it is a leader in the supermarket industry in this area. All Pathmark supermarket checkout terminals have third-generation "state of the art" IBM 4680 scanner systems supported by a RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning not only have led to lower labor costs, improved price control and shelf allocation and quicker customer check-out, but also have assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system which enables it to replenish inventory to avoid "out of stocks" at store level while maintaining optimum overall inventory levels.

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

SUPPLY AND DISTRIBUTION

    Pursuant to the Logistical Services Agreement and subject to Pathmark's direction, Plainbridge supplies Pathmark with most of the merchandise sold in Pathmark's supermarkets and drug stores through Plainbridge distribution facilities located in New Jersey, together with warehousing, distribution and logistical services relating to the supply of such merchandise. See "--Logistical Services Agreement". During Fiscal 1994, the Plainbridge distribution facilities supplied approximately 81% of the merchandise sold in Pathmark's supermarkets and drug stores. In addition, pursuant to a supply agreement between Chefmark and Pathmark (the "Chefmark Supply Agreement"), Chefmark supplies Pathmark with merchandise from its banana ripening and deli food preparation operations. The Chefmark Supply Agreement provides that, for a period of seven years, such services are to be performed by Chefmark in substantially the same manner as they have been performed by Pathmark's banana ripening and deli food preparation operations prior to the Chefmark Spin-Off.

    All but one of Pathmark's stores are located within 100 miles of the principal Plainbridge and Chefmark distribution centers. The following table presents information concerning the distribution and processing facilities through which Plainbridge and Chefmark will supply Pathmark, and the product lines relevant to each as of January 28, 1995:

                          DISTRIBUTION FACILITIES (1)

                                                             SQUARE      YEAR
   LOCATION                           PRODUCT LINE           FOOTAGE    OPENED
- -----------------------------  ---------------------------   -------    ------
Woodbridge, NJ(2)............  Dry Grocery                   475,000     1968
Edison, NJ(3)................  General Merchandise, Health   266,000     1980
                                 and Beauty Care Products,
                                 Pharmaceuticals, Tobacco
Woodbridge, NJ(2)............  Meat, Dairy, Deli, Produce    255,000     1970
Dayton, NJ(3)................  Frozen Food Distribution      112,000     1994
                                 Center

                             PROCESSING FACILITIES

                                                             SQUARE      YEAR
   LOCATION                        PRODUCTS PROCESSED        FOOTAGE    OPENED
- -----------------------------  ---------------------------   -------    ------
Somerset, NJ(4)..............  Delicatessen Products          16,000     1976
Avenel, NJ(5)................  Banana Ripening                30,000     1984

- ------------

(1) Pathmark also stores and ships certain products from independent warehouses, including a dry grocery storage facility in North Brunswick, New Jersey.

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

    The Logistical Services Agreement requires Plainbridge to store and deliver to Pathmark all merchandise purchased at Pathmark's direction. Pathmark is required in good faith to designate Plainbridge as its carrier with respect to merchandise customarily shipped directly from vendors to the Pathmark stores. Plainbridge may be required to maintain inventory with a book value of at least $130.0 million for the exclusive use of Pathmark, and to the extent that the inventory value falls below such level, Plainbridge may be asked by Pathmark to purchase sufficient merchandise to maintain such level to the extent such merchandise is ordered by Pathmark. Plainbridge is also required to accommodate physical annual increases of up to five percent in the volume of the Pathmark-directed purchases of merchandise to be handled by Plainbridge. Pathmark reimburses Plainbridge for all reasonable incremental out-of-pocket costs (but not capital costs) incurred by Plainbridge for the storage and handling of merchandise that is in excess of the five percent annual capacity increase, provided that such out-of-pocket costs do not exceed the costs of storage and handling at local independent warehouses.

    Upon the delivery of merchandise to the Pathmark stores by Plainbridge, Pathmark will owe Plainbridge for the cost of the merchandise plus a specified variable payment. This payment will vary according to the type and value of the merchandise. A minimum guaranteed payment is payable by Pathmark to the extent that the aggregate of the variable payments described above payable in any year does not exceed the minimum guaranteed payment. The minimum guaranteed payment for Fiscal 1995 is $136.1 million and such payment is adjusted upward (but not downward) each fiscal year by the rate of inflation. Pathmark is obligated to pay the minimum guaranteed payment to Plainbridge irrespective of whether Pathmark purchases merchandise from other suppliers, except in cases of force majeure or when Plainbridge shall have materially breached the Logistical Services Agreement or shall have failed to obtain or maintain the licenses and permits needed to operate its business. The minimum guaranteed payment will be reduced to the extent that the volume of merchandise purchases decreases as a result of any store dispositions by Pathmark and will also be reduced if the volume of Pathmark-directed merchandise falls below 90% of the actual volume achieved in Fiscal 1992, to the extent that Plainbridge is, as a result, able to realize reductions in its operating costs. Plainbridge will grant Pathmark an allowance, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction, which will be credited against the variable fees and minimum guaranteed payment obligation. In addition, certain cost benefits derived from increases in the volume of merchandise purchased from

Plainbridge by Pathmark or third parties will be shared equally between Pathmark and Plainbridge. Estimated payments are payable in weekly installments with an annual reconciliation for the amount of payments that are actually payable for such year. Pathmark will pay to Plainbridge the costs of the merchandise at the time a vendor requires payment from Plainbridge.

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

    Plainbridge and the Company are allowed to terminate the Logistical Services Agreement if the other (i) materially breaches its terms and fails to cure such breach for 60 days after written notice has been provided by the other party or
(ii) experiences certain insolvency events. Additionally, following the fourth anniversary of the date of the Logistical Services Agreement, the Company has the option of terminating it at will on six months notice. If the Company terminates the Logistical Services Agreement because of a material breach by, or insolvency of, Plainbridge, the Company has the right to purchase, within 30 days of the termination, that portion of the assets of Plainbridge which is essential to the support of Plainbridge's obligations to the Company under the Logistical Services Agreement (the "Pathmark Distribution Assets") at the lower of (i) their net book value or (ii) their fair market value. If the Company exercises its at will option to terminate the Logistical Services Agreement, the Company is required to offer to purchase the Pathmark Distribution Assets at their fair market value. If Plainbridge terminates the Logistical Services Agreement because of a material breach by, or insolvency of the Company, Plainbridge has the right to sell to the Company (and the Company will have the obligation to buy) the Pathmark Distribution Assets at their fair market value within 30 days of such termination.

    Other than in the ordinary course of business, Plainbridge is not permitted to sell any of the Pathmark Distribution Assets without Pathmark's prior written consent. Additionally, in the event of a change in the ultimate beneficial ownership of Plainbridge voting stock such that a person, other than Merrill Lynch and Co., Inc. ("ML&Co.") or an affiliate of ML&Co., holds a majority of such stock, Pathmark has, for a period of two years, the irrevocable and exclusive right to purchase any or all of the Pathmark Distribution Assets at their fair market value.

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

EMPLOYEES

    At January 28, 1995, the Company employed approximately 30,500 people, of whom approximately 20,400 were employed on a part-time basis.

    Approximately 86% of the Company's employees are covered by 31 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 18 different local unions. During Fiscal 1995, six contracts covering approximately 2,100 Pathmark and Chefmark associates will expire. The Company does not anticipate any difficulty in renegotiating these contracts.

    The Company believes that its relationship with its employees is generally satisfactory.

ITEM 2. PROPERTIES**

    Reference is made to the answer to Item 1, "Business" of this report for information concerning the states in which the Company's supermarkets and drug stores and its distribution facilities are located.

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

PATHMARK

    Pathmark's 143 supermarkets have an aggregate selling area of approximately
5.2 million square feet. The ownership interest in the buildings and real property of ten supermarket locations (one of which is a closed store location) and the headquarters in Woodbridge, New Jersey were contributed to Plainbridge in the Spin-Offs and, except for the closed store location, were leased to Pathmark. Thirteen of the supermarkets are owned by Pathmark (or its subsidiaries) and the remaining 130 are leased. These supermarkets either are freestanding stores or are located in shopping centers. Thirty-four leases expire during the current and next four calendar years and Pathmark has options to renew 33 of them.

    Pathmark's 36 freestanding drug stores (those not located in supermarkets) have an aggregate selling area of approximately 398,000 square feet. Two of the drug stores are owned by Pathmark and the remaining 34 are leased. Nineteen leases expire during the current and next four calendar years and Pathmark has options to renew 14 of them.

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

ITEM 3. LEGAL PROCEEDINGS

    On December 7, 1990, a lawsuit (the "Complaint") was commenced by a holder of the Exchangeable Preferred Stock, Stanley D. Bernstein, as custodian for Michelle Bernstein, against the Company, SMG-II Holdings Corp. ("SMG-II"), Merrill Lynch Capital Partners, Inc. ("MLCP"), Merrill Lynch & Co. ("ML&Co.") and the directors of the Company in the Chancery Court, New Castle County, Delaware. The Complaint purported to be a class action and alleged that the original terms of the Exchangeable Preferred Stock Offer, at $5 per share, constituted a coercive tender offer and a breach of fiduciary duties owed to holders of Exchangeable Preferred Stock. The Complaint sought declaratory and injunctive relief, as well as monetary damages, with respect to the Exchangeable Preferred Stock Offer, but no motions seeking any such relief on a provisional or permanent basis were filed either prior or subsequent to the completion of the Exchangeable Preferred Stock Offer on February 4, 1991. The Delaware Chancery Court dismissed the case with prejudice on July 7, 1994, and approved a total payment of $200,000 as attorneys' fees.

- ------------

** Except as otherwise indicated, information contained in this Item is given as of January 28, 1995.

    On March 1, 1993 Pathmark was served with a summons and complaint filed by Hygrade Milk & Cream Co., Inc., Terminal Dairies, Inc., Sunbeam Farms, Inc., Hytest Milk Corp., Gold Metal Farms, Inc., Queens Farms Dairy, Inc., Babylon Dairy Co., Inc. and Meadowbrook Farms, Inc., in an action being heard in the United States District Court for the Southern District of New York. In the complaint the plaintiffs allege, among other things, that Pathmark induced processors of Tropicana orange juice to provide it with favorable price and other terms that discriminated against other sellers of orange juice in violation of the price discrimination provisions of the Robinson-Patman Act. On February 2, 1995, the Court entered an order approving plaintiffs' dismissal of Pathmark from the action with prejudice and without costs or fees. Pathmark is thus no longer a defendant in this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
       (AS OF APRIL 1, 1995)

    Neither the Company's Class A Common Stock nor its Class B Common Stock, each $0.01 par value, is publicly traded on any market. All of registrant's outstanding Common Stock is held by SMG-II.

    The authorized preferred stock of the Company consists of 9,000,000 shares of Exchangeable Preferred Stock (the "Holdings Preferred Stock"), of which 4,890,671 shares were issued and outstanding at January 28, 1995. The Exchangeable Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, as, and if declared by the Board of Directors of the Company. No active public trading market currently exists for the Company's Exchangeable Preferred Stock.

    The Exchangeable Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class are entitled to elect an additional two members of the board of directors of the Company. The Company is currently in arrears on payment of more than six quarterly dividends on the Exchangeable Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the forseeable future. The holders of the Exchangeable Preferred Stock will vote to elect two persons to the Holdings' board of directors at Holdings 1995 annual meeting once two persons have been nominated. See Note 24 to the Company's Consolidated Financial Statements in Item 8 of this report for additional information.

    The payment of dividends to holders of the Company's Common Stock is subject to restrictions by the Certificate of Designation of Rights, Preferences and Privileges under which its Exchangeable Preferred Stock was issued. The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock during Fiscal 1995.

    The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 650,675 and 320,000 shares, respectively, were issued and outstanding at April 1, 1995, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are SMG-II Series A Preferred Stock and 1,500,000 shares are SMG-II Series B Preferred Stock and of which 236,731 and 180,769 shares, respectively, were issued and outstanding at April 1, 1995.

    SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 65 holders, including six affiliates of ML&Co. (The "ML Common Investors"), CBC Capital Partners, Inc. ("CBC"), an affiliate of Chemical Bank, and 58 current and former members of the Company's management (the "Management Investors"); (ii) SMG-II Series A Preferred Stock by five holders, all affiliates of ML&Co., (the "Merrill Lynch Investors"); (iii) SMG-II Class B Common Stock held by four holders, including CBC, The Equitable Life Assurance Society of the United States ("Equitable") and the Equitable Affiliates (collectively, the "Equitable Investors"); and (iv) SMG-II Series B Preferred Stock held by four holders, including CBC and the Equitable Investors. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B Common Stock, in each case on a share-for-shares basis.

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

    Holders of shares of SMG-II Series A Preferred Stock are entitled to one vote per share of SMG-II Class A Common Stock into which such SMG-II Series A Preferred Stock is convertible on all matters to be voted on by SMG-II stockholders, subject to increase to 1.11 votes per share upon the occurrence of certain events. Holders of shares of SMG-II Series B Preferred Stock are entitled to one vote per share of SMG-II Class B Common Stock into which such SMG-II Series B Preferred Stock is convertible for the purpose of voting on any consolidation or merger, any sale, lease or exchange of substantially all of the assets or any liquidation, dissolution or winding up, of SMG-II. Additionally, holders of SMG-II Preferred Stock have separate voting rights with respect to alteration in the voting powers, rights and preferences and certain other terms affecting the SMG-II Preferred Stock. Subject to compliance with certain procedures, holders of SMG-II Series B Preferred Stock may exchange their shares for shares of SMG-II Series A Preferred Stock and holders of SMG-II Series A Preferred Stock may exchange their shares for shares of SMG-II Series B Preferred Stock, on a share-for-share basis.

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

    Holders of SMG-II Preferred Stock are party with the holders of SMG-II Common Stock to the SMG-II Stockholders Agreement which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II. None of SMG-II's capital stock is publicly traded on any market. See Item 12. "Security Ownership of Certain Beneficial Owners and Management" and Note 25 to the Company's Consolidated Financial Statements in Item 8 for additional information.

ITEM 6. SELECTED FINANCIAL DATA

    The following table represents selected financial data for the last five fiscal years and should be read in conjunction with the Company's Consolidated Financial Statements in Item 8 of this report.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                 (IN MILLIONS)

                                                                                   FISCAL YEARS(A)
                                                              ----------------------------------------------------------
                                                                1994         1993         1992       1991(B)     1990(B)
                                                              --------     --------     --------     -------     -------
STATEMENTS OF OPERATIONS DATA:
Sales
 Pathmark and other.........................................   $4,206       $4,244       $4,340      $4,323      $4,418
 Purity.....................................................       --           --           --         997       1,287
                                                              --------     --------     --------     -------     -------
Total sales.................................................    4,205        4,244        4,340       5,320       5,705
Cost of sales (exclusive of depreciation and amortization
 shown separately below)....................................    3,019        3,085        3,184       3,965       4,282
                                                              --------     --------     --------     -------     -------
Gross profit................................................    1,187        1,159        1,156       1,355       1,423
Selling, general and administrative expenses................      935          926          894       1,067       1,109
Depreciation and amortization...............................       76           70           69          93          94
Recapitalization expenses(c)................................       --           17           --          --          --
Provision for store closings(d).............................       --            6           --          --          --
Amortization of goodwill....................................       --           --           18          23          24
Goodwill write-off..........................................       --           --          601          --          --
                                                              --------     --------     --------     -------     -------
Operating earnings (loss)...................................      176          140         (426)        172         196
Interest expense, net(e)....................................      160          177          185         204         225
Gain on sale of photofinishing plant(f).....................       --           --           --           4          --
Gain (loss) on disposal of Purity Operations(g).............       --           --            2        (228 )        --
                                                              --------     --------     --------     -------     -------
Earnings (loss) from continuing operations before income
 taxes, gain on disposal of home centers segment,
 extraordinary items and cumulative effect of accounting
changes.....................................................       16          (37)        (609)       (256 )       (29 )
Income tax provision (benefit)..............................        4          (21)           7         (30 )        (1 )
                                                              --------     --------     --------     -------     -------
Earnings (loss) from continuing operations before gain on
 disposal of home centers segment, extraordinary items and
 cumulative effect of accounting changes....................       12          (16)        (616)       (226 )       (28 )
Loss from discontinued operations...........................       (2)          (1)          (1)       (191 )(h)    (13 )
                                                              --------     --------     --------     -------     -------
Earnings (loss) before gain on disposal of home centers
 segment, extraordinary items and cumulative effect of
 accounting changes.........................................       10          (17)        (617)       (417 )       (41 )
Gain on disposal of home centers segment, net of tax(i).....       17           --           --          --          --
Extraordinary items, net....................................       (4)(j)     (106)(k)       (5)(l)      15 (m)      --
                                                              --------     --------     --------     -------     -------
Earnings (loss) before cumulative effect of accounting
changes.....................................................       23         (123)        (622)       (402 )       (41 )
Cumulative effect of accounting changes, net(n).............       --          (40)          --          --          --
                                                              --------     --------     --------     -------     -------
Net earnings (loss).........................................       23         (163)        (622)       (402 )       (41 )
Less: non-cash preferred stock accretion and
 dividend requirements......................................      (19)         (19)         (18)        (14 )       (10 )
                                                              --------     --------     --------     -------     -------
Net earnings (loss) attributable to common stockholder(o)...   $    4       $ (182)      $ (640)     $ (416 )    $  (51 )
                                                              --------     --------     --------     -------     -------
                                                              --------     --------     --------     -------     -------
Ratio of earnings to fixed charges(p).......................    1.09x           --           --          --          --
                                                              --------     --------     --------     -------     -------
                                                              --------     --------     --------     -------     -------
Deficiency in earnings available to cover fixed
charges(q)..................................................   $   --       $   37       $  609      $  256      $   29
                                                              --------     --------     --------     -------     -------
                                                              --------     --------     --------     -------     -------

                                                                            AS OF
                                                  ----------------------------------------------------------
                                                  JAN. 28,     JAN. 29,     JAN. 30,     FEB. 1,     FEB. 2,
                                                    1995         1994         1993        1992        1991
                                                  --------     --------     --------     -------     -------
BALANCE SHEET DATA:
Total assets....................................   $1,044       $1,138       $1,114      $1,736      $2,439
Working capital deficiency......................       98          104           80          95         138
Obligations under capital leases, long-term.....      127          132          127         136         180
Other long-term debt, net of current
maturities......................................    1,366        1,415        1,278       1,248       1,449
Cumulative exchangeable redeemable preferred
stock...........................................      102          100           99          85         123
Stockholder's deficit...........................    1,280        1,285        1,103         467         168

                                                   (footnotes on following page)

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

 (a)  The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Each fiscal year reported in the Summary of Operations and Financial
      Highlights consists of 52 weeks.

 (b)  Results for Fiscal 1990 and Fiscal 1991 include the Purity Operations through its December
      17, 1991 sale date.

 (c)  In connection with the Recapitalization, the Company recorded a pretax charge of $17 million related to reorganization and restructuring costs. See Note 3 to the Company's Consolidated
      Financial Statements in Item 8 of this report.

 (d)  During Fiscal 1993, the Company decided to close or dispose of five stores and recorded a pretax charge of $6 million. See Note 21 to the Company's Consolidated Financial Statements
      in Item 8 of this report.

 (e)  Prior to Fiscal 1994, interest expense was net of interest charged to discontinued
      operations. See Notes 14 and 16 to the Company's Consolidated Financial Statements in Item 8
      of this report.

 (f)  During Fiscal 1991, the Company sold its Coastal Photo photofinishing plant to Quality Photo
      Systems (East), Inc. (a subsidiary of Konica Corporation) which resulted in a pretax gain on sale of $4 million.

 (g)  On December 17, 1991, the Company completed the sale of the Purity Operations for approximately $257 million (as adjusted) including the assumption of certain indebtedness of
      Purity Supreme and Li'l Peach, to a company organized by Freeman Spogli & Co. The Company recorded a loss of $228 million on the disposal of the Purity Operations. Included in this loss is a write-off of approximately $214 million of goodwill related to the Purity
      Operations. During Fiscal 1992, the Company recorded a gain of $2 million related to the disposal of the Purity Operations. See Note 27 to the Company's Consolidated Financial
      Statements in Item 8 of this report.

 (h)  Includes a pretax loss of $24 million in connection with the disposition of certain Rickel
      Stores and a charge of $170 million accelerating the remaining amortization of the goodwill related to the home centers segment.

 (i)  During Fiscal 1994, the Company sold its Rickel Home Centers business to EOS Partners, which resulted in a net gain on sale of $17 million. See Note 4 to the Company's Consolidated
      Financial Statements in Item 8 of this report.

 (j)  During Fiscal 1994, the Company recorded an extraordinary charge of $4 million, net of an income tax benefit, related to the early extinguishment of debt. See Note 23 to the
      Company's Consolidated Financial Statements in Item 8 of this report.

 (k)  During Fiscal 1993, in connection with the Recapitalization, the Company recorded an extraordinary charge of $106 million, net of an income tax benefit, related to the early extinguishment of debt. See Notes 3 and 23 to the Company's Consolidated Financial
      Statements in Item 8 of this report.

 (l)  During Fiscal 1992, the Company recorded an extraordinary charge of $5 million, net of an income tax benefit, related to the early extinguishment of debt. See Note 23 to the
      Company's Consolidated Financial Statements in Item 8 of this report.

 (m)  The results for Fiscal 1991 include an extraordinary gain of $15 million, net of an income tax benefit, related to the early extinguishment of debt.

 (n)  The cumulative effect of accounting changes in Fiscal 1993 of $40 million, net of an income tax benefit of $29 million, reflects the adoption of Statement of Financial Accounting
      Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions";
      the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting
      for Postemployment Benefits"; the change in the method utilized to calculate last-in, first-out (LIFO) inventories; and the change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities. All of the accounting changes were made as of the beginning of Fiscal 1993. See Note 5 to the Company's
      Consolidated Financial Statements in Item 8 of this report.

                                         (footnotes continued on following page)

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

 (o)  On February 4, 1991, the Company became a wholly owned subsidiary of SMG-II through the consummation of an exchange offer whereby the then existing stockholders exchanged on a one-for-one basis shares of the Company's common stock for shares of common stock of SMG-II.
      Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

 (p)  For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals). In addition, for Fiscal
      1994, the inclusion of preferred stock dividend requirements results in a deficiency in earnings available to cover fixed charges and preferred stock dividends of approximately
      $7 million.

 (q)  For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the Company's financial condition and results from continuing operations. The results from discontinued operations for all periods presented represent the operations of the Company's home centers segment which was sold during Fiscal 1994. At the time of Recapitalization, Holdings intended to further spin off Plainbridge to Holdings' common stockholder. Such further spin-off would have required the satisfaction of dividend restrictions with respect to Holdings' Exchangeable Preferred Stock, as well as, obtaining consents from various lenders to Plainbridge and PTK. During the fourth quarter of Fiscal 1994, as a result of the aforementioned dividend restrictions, Holdings has concluded that a further spin-off of Plainbridge to Holdings' common stockholder is not likely to occur. Accordingly, prior year financial statements which had included the results of Plainbridge's warehouse, transportation and real estate operations as discontinued operations have been reclassified to include such results in continuing operations. Although the discontinued operations have generated positive operating cash flows, the Company believes that the impact on the Company's liquidity is not material.

RESULTS OF OPERATIONS

  Fiscal 1994 v. Fiscal 1993

    Sales. Sales for Fiscal 1994 were $4.21 billion compared to $4.24 billion in Fiscal 1993. Sales for stores opened in both years, including replacement stores, decreased 0.4%. During Fiscal 1994, the Company opened four supermarkets, enlarged 11 supermarkets and completed major renovations in 14 supermarkets. At Fiscal 1994 year end, the Company operated 143 supermarkets, including 135 Pathmark Super Centers compared with the end of Fiscal 1993 when the Company operated 143 supermarkets, including 136 Pathmark Super Centers. The Company also operated 30 freestanding Pathmark drug stores and six "deep discount" drug stores at Fiscal 1994 year end compared with the end of Fiscal 1993 when the Company operated 31 freestanding Pathmark drug stores and two "deep discount" drug stores. In order to improve sales while continuing to improve profitability, the Company is continuing its focus on its store enlargement and renovation program.

    Gross Profit. Gross profit for Fiscal 1994 was $1.19 billion or 28.2% of sales compared with $1.16 billion or 27.3% of sales in Fiscal 1993. This improvement in gross profit as a percentage of sales for Fiscal 1994 is attributable primarily to the Company's increased focus on merchandising programs as well as continuing emphasis on large super stores allowing expanded variety in all departments, particularly higher margin perishables. The cost of goods comparisons were affected by a pretax LIFO credit in Fiscal 1994 of $0.7 million compared to a $2.4 million credit in Fiscal 1993.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1994 increased $9.3 million or 1.0% compared to Fiscal 1993. As a percentage of sales, selling, general and administrative expenses were 22.2% for Fiscal 1994, up from 21.8% for Fiscal 1993. The increase as a percentage of sales during Fiscal 1994 was due to higher computer development costs, labor and labor related expenses and occupancy expenses, partially offset by lower promotional costs this year compared to the additional promotional programs implemented last year to regain sales level subsequent to the strike and lockouts and lower claims expense related to customer accidents, medical and workers compensation.

    Depreciation and Amortization. Depreciation and amortization expense of $75.6 million for Fiscal 1994 was $5.5 million more than the prior year's $70.1 million. The increase in depreciation and amortization expense is primarily due to the impact of increased capital spending levels. Depreciation and amortization excludes video tape amortization of $2.6 million in both Fiscal 1994 and Fiscal 1993 recorded in cost of goods sold (see Note 2).

    Operating Earnings. Operating earnings for Fiscal 1994 were $175.9 million compared to $140.2 million in Fiscal 1993. The increase in operating earnings was primarily due to the impact of the strike and lockouts in Fiscal 1993, the recapitalization expenses of $16.6 million in Fiscal 1993 and the provision for store closings of $6.0 million in Fiscal 1993. Operating earnings were also affected by a pretax LIFO credit of $0.7 million in Fiscal 1994, compared to a $2.4 million credit in Fiscal 1993.

    Interest Expense. Interest expense for Fiscal 1994 was $170.8 million, a decrease of $19.3 million from the $190.1 million in Fiscal 1993. Interest charged to discontinued operations in Fiscal 1994 was $11.0 million compared to $13.1 million in Fiscal 1993. The lower interest expense, net of interest charged to discontinued operations, was primarily due to the benefit of lower interest rates on the debt incurred in connection with the Recapitalization.

    Income Taxes. The income tax provision was $4.1 million in Fiscal 1994 compared to an income tax benefit of $20.8 million in Fiscal 1993. At January 28, 1995, the Company has a net deferred tax asset of approximately $32.8. Although the Company has generated pretax earnings in Fiscal 1994, the Company was unable to conclude that realization of such deferred tax assets was more likely than not due to pretax losses experienced in prior years. Accordingly, the Company has provided a valuation allowance of $26.8 million at January 28, 1995 to fully reserve its net deferred tax assets, except for its alternative minimum tax credit carryforwards which do not expire. Management will continue to assess the likelihood of realizing its deferred tax assets and will adjust the valuation allowance when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize such deferred tax assets. Such reductions in the valuation allowance, if any, will be reflected as a component of income tax expense. Refer to Note 19 to the Company's Consolidated Financial Statements for a further discussion of income taxes.

    Summary of Continuing Operations. Earnings from continuing operations before gain on disposal of home centers segment, extraordinary items and cumulative effect of accounting changes were $12.0 million in Fiscal 1994 compared to a $16.1 million loss in Fiscal 1993. The increase in earnings was primarily due to the impact of the strike and lockouts in Fiscal 1993, the recapitalization expenses of $16.6 million in Fiscal 1993, and the provision for store closings of $6.0 million in Fiscal 1993, as well as the lower interest expense during Fiscal 1994 as a result of the Recapitalization.

    Net Earnings (Loss). Net earnings were $23.2 in Fiscal 1994 compared to a net loss of $163.2 million in Fiscal 1993. During Fiscal 1994, the Company completed the sale of its home centers segment , recognizing a gain of $17.0 million, net of an income tax provision of $2.3 million. Fiscal 1994 and Fiscal 1993 included extraordinary items related to the net loss on early extinguishment of debt of $3.7 million and $106.2 million, respectively, and Fiscal 1993 included the cumulative effect of accounting changes of $40.4 million. Refer to Notes 4, 5 and 23 to the Company's Consolidated Financial Statements for a discussion of the home centers segment sale, the extraordinary items and the cumulative effect of accounting changes.

  Fiscal 1993 v. Fiscal 1992

    Sales. Sales for Fiscal 1993 were $4.24 billion compared to $4.34 billion in Fiscal 1992. The sales decrease for the year is primarily due to the impact of the strike and lockouts in the second quarter of Fiscal 1993 and the exclusion from reported results of the sales since the beginning of the second quarter of Fiscal 1993 of the three stores anticipated to be closed or sold as part of the provision for store closings. During Fiscal 1993, the Company opened four supermarkets, enlarged five supermarkets, and completed major renovations in twelve supermarkets. Five supermarkets were closed during Fiscal 1993. Sales for stores opened in both periods decreased by 2.4%. At Fiscal 1993 year end, the Company operated 143 supermarkets, including 136 Pathmark Super Centers, and 33 Pathmark freestanding drug stores. This compares with the end of Fiscal 1992 when the Company operated 146 supermarkets, including 139 Pathmark Super Centers, and 33 Pathmark freestanding drug stores.

    Gross Profit. Gross profit for Fiscal 1993 was $1.16 billion or 27.3% of sales compared with $1.16 billion or 26.6% of sales in Fiscal 1992. This improvement in gross profit as a percentage of sales for Fiscal 1993 is attributable primarily to the Company's increased focus on merchandising programs as well as a continuing emphasis on large super stores allowing expanded variety in all departments, particularly higher margin perishables and service departments. The gross profit comparisons were affected by a pretax LIFO credit in Fiscal 1993 of $2.4 million compared with a pretax LIFO provision of $2.2 million in Fiscal 1992.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1993 increased $31.9 million or 3.6% compared to Fiscal 1992. As a percentage of sales, selling, general and administrative expenses were 21.8% for Fiscal 1993, up from 20.6% in Fiscal 1992. The increase as a percentage of sales during Fiscal 1993 was primarily attributable to higher promotional expenses and the lower sales volume and increased costs resulting from the strike and lockouts.

    Recapitalization Expenses. In connection with the Plainbridge Spin-Off and Recapitalization, the Company recorded a pretax charge of approximately $23.7 million in the third quarter of Fiscal 1993 to record estimated reorganization and restructuring costs, including an early retirement program offered to certain Company associates. During the fourth quarter of Fiscal 1993, the Company determined that the estimated costs related to the reorganization and restructuring were less than originally estimated and recorded a pretax credit of approximately $7.1 million. Of the total net pretax charge of $16.6 million for Fiscal 1993, $6.4 million related to the early retirement program and severance costs incurred to reduce the Company's workforce, $8.1 million related to additional technical information systems costs incurred in order to accomplish the Plainbridge Spin-Off and $2.1 million related to warehouse and consulting costs associated therewith. Through January 29, 1994, the Company had expended $11.9 million related to these reorganization and restructuring costs. The remaining $4.7 million was paid during Fiscal 1994.

    Provision for Store Closings. Effective with the beginning of the second quarter of Fiscal 1993, the Company originally made a decision to close or to dispose of five stores which the Company believed would continue to be unprofitable. As a result, the Company recorded a pretax charge in the second quarter of Fiscal 1993 of approximately $6.0 million. Operating results for the five stores had previously been excluded from the consolidated statements of operations since the beginning of the second quarter of Fiscal 1993. However, the Company decided on December 31, 1994 that two of the five stores would continue to be operated and, therefore, the operating results for these two stores have been included in the Fiscal 1994 and Fiscal 1993 statements of operations. The inclusion of these two stores had no effect on the Fiscal 1994 or 1993 reported results. The remaining three stores were closed during the fourth quarter of Fiscal 1994 and the related leases have been assigned or sublet subsequent to January 28, 1995.

    Depreciation and Amortization. Depreciation and amortization expense of $70.1 million for Fiscal 1993 was $0.9 million more than the prior year's $69.2 million. The increase in depreciation and amortization expense is primarily due to the impact of the assets transferred to Plainbridge as part of the Plainbridge Spin-Off.

    Goodwill Write-Off. During Fiscal 1992, the Company wrote off its remaining goodwill balance of $600.7 million. As a result of the write-off, there was no amortization of goodwill for Fiscal 1993 compared with $17.5 million for Fiscal 1992.

    Operating Earnings. Operating earnings for Fiscal 1993 were $140.2 million compared to an operating loss of $425.8 million in Fiscal 1992. The increase in operating earnings is due to the goodwill write-off of $600.7 million and the amortization of goodwill in Fiscal 1992, partially offset in Fiscal 1993 by the impact of the strike and lockouts and the subsequent promotional programs implemented in order to regain sales levels, the recapitalization expenses of $16.6 million and the provision for store closings of $6.0 million. Operating earnings were also affected by a pretax LIFO credit of $2.4 million in Fiscal 1993 compared to a pretax LIFO provision of $2.2 million in Fiscal 1992.

    Interest Expense. Interest expense for Fiscal 1993 was $190.1 million, a decrease of $7.7 million from the $197.8 million in Fiscal 1992. Interest charged to discontinued operations for Fiscal 1993 was $13.1 million compared to $13.0 million in Fiscal 1992. The lower interest expense, net of interest charged to discontinued operations, was primarily due to the benefit of lower interest rates on the debt incurred in connection with the Recapitalization partially offset by additional interest on the accreted principal of Holdings 13.125% Discount Debentures.

    Income Taxes. As a result of the Company's net operating tax loss, the Company recorded income taxes receivable of approximately $22.4 million resulting from the carryback of such losses. The carryforward of those losses not carried back resulted in a net deferred tax asset of approximately $41.3 million at January 29, 1994. Since the Company has experienced pretax losses in each of Fiscal 1993, Fiscal 1992 and Fiscal 1991, the Company was unable to conclude that realization of such deferred tax assets was more likely than not. Accordingly, the Company has provided a valuation allowance of $38.4 million to fully reserve its net deferred tax assets, except for its alternative minimum tax credit carryforwards which do not expire (see Note 19 to the Company's Consolidated Financial Statements).

    The Omnibus Budget Reconciliation Act of 1993 was signed into law on August 10, 1993, which, among other things, increased the federal income tax rates for corporations to 35% from 34%, effective January 1, 1993. Deferred tax liabilities and assets have been adjusted to reflect the 1% increase in federal income tax rates.

    Summary of Continuing Operations. The loss from continuing operations before gain on disposal of home centers segment, extraordinary items and cumulative effect of accounting changes was $16.1 million in Fiscal 1993 compared to $17.1 million (excluding the write-off of the remaining goodwill balance of $600.7 million and the Purity Operations gain of $2.0 million) in Fiscal 1992. The decrease in the loss is primarily due to lower interest expense as a result of the Recapitalization, increased operating earnings as discussed above and the elimination of goodwill amortization, partially offset by the impact of the strike and lockouts and the subsequent promotional programs implemented in order to regain sales levels, the recapitalization expenses, and the provision for store closings.

    Net Loss. Net loss was $163.2 million in Fiscal 1993 compared to $621.7 million in Fiscal 1992. Fiscal 1993 included extraordinary items related to the net loss on early extinguishment of debt of $106.2 million and the cumulative effect of accounting changes of $40.4 million. Refer to Notes 5 and 23 to the Company's Consolidated Financial Statements for a discussion of the extraordinary items and the cumulative effect of accounting changes. Fiscal 1992 included the goodwill write-off of $600.7 million.

FINANCIAL CONDITION

    Debt Service. During Fiscal 1994, total debt decreased $49.6 million from the prior year end primarily due to the paydown of the PTK DIBs as a result of the home centers segment sale and the scheduled Term Loan repayments, partially offset by an increase in borrowings under the Pathmark Working Capital Facility and by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Pathmark Working Capital Facility were $63.0 million at January 28, 1995 and have decreased to $33.5 million at April 24, 1995. There were no borrowings under the Plainbridge Working Capital Facility at January 28, 1995 and April 24, 1995.

    Under the Pathmark Working Capital Facility, which expires in Fiscal 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million (of which the maximum of $100.0 million can be in letters of credit) subject to an annual cleandown provision. Under the terms of the Pathmark cleandown provision, in each fiscal year loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. The Company has satisfied the terms of the Pathmark cleandown provision for Fiscal 1994 and Fiscal 1995. Under the Plainbridge Working Capital Facility, which expires in Fiscal 1997, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $40.0 million subject to an annual cleanup provision, commencing in Fiscal 1994. Under the terms of the Plainbridge cleanup provision, in each fiscal year, loans cannot be made for a period of 30 consecutive days. The Company has satisfied the terms of the Plainbridge cleanup provisions for Fiscal 1994 and Fiscal 1995.

    Pathmark is required to repay a portion of its borrowings under the Pathmark Term Loan each year, so as to retire such indebtedness in its entirety by Fiscal 1999.

    The indebtedness under the Pathmark and Plainbridge Working Capital Facilities and the Pathmark Term Loan bear interest at floating rates and cash interest payments on such indebtedness may vary in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

    As a result of the Recapitalization, the majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in thousands):

                                                                 PRINCIPAL
FISCAL YEARS                                                      PAYMENTS
- ----------------------------------------------------------   ------------------
  1995....................................................        $ 46,310
  1996....................................................          48,081
  1997....................................................          58,147
  1998....................................................         169,522
  1999....................................................         138,726
  2000....................................................          50,644
  2001....................................................          50,000
  2002....................................................         195,750
  2003....................................................         654,701


    Liquidity: The consolidated financial statements of the Company indicates that at January 28, 1995, current liabilities exceeded its current assets by $98.0 million and the Company's stockholder's deficit was $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities (see Note 12 of the Company's Consolidated Financial Statements) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the upcoming fiscal year with its various debt covenants, which includes certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

    Holdings believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and the Company's borrowing facilities. Future refinancing may be necessary if cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Plainbridge Working Capital Facility in Fiscal 1997, the maturity of the Pathmark Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the Pathmark Term Loan in Fiscal 1999 and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes due in Fiscal 2003 and the PTK DIBs due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of outstanding indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

    Preferred Stock Dividends. The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of Holdings. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock.
Prior to the Recapitalization, the Old Working Capital Facility and the terms of the indentures governing the Company's public debt restricted the payment of cash dividends on the Exchangeable Preferred Stock unless certain conditions were met, including tests relating to earnings and cash flow ratios of Holdings. Prior to the Recapitalization, Holdings had not met the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. Subsequent to the Recapitalization, the Company does not expect to receive cash flow sufficient to permit further payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of January 28, 1995, unpaid dividends of $38.7 million were accrued.

    Capital Expenditures. Capital expenditures related to Pathmark supermarkets and drug stores for Fiscal 1994, including property acquired under capital leases, were approximately $90.5 million compared to approximately $74.0 million for Fiscal 1993 and $74.3 million for Fiscal 1992. In Fiscal 1994, Pathmark opened four new Super Centers, three of which replaced smaller stores, and completed 14 major renovations and 11 enlargements.

    Cash Flows. Net cash provided by operating activities amounted to $116.6 million in Fiscal 1994 compared to $66.9 million in Fiscal 1993. The increase in net cash provided by operating activities in Fiscal 1994 compared to Fiscal 1993 is primarily due to the increased earnings in Fiscal 1994. Cash used for investing activities in Fiscal 1994 was $1.6 million, primarily due to expenditures of property and equipment of $84.0 million, partially offset by the disposal of the home centers segment of $81.1 million, compared to $69.4 million in Fiscal 1993, primarily reflecting the expenditures for property and equipment. Cash used for financing activities in Fiscal 1994 was $97.9 million, primarily due to the repayment of the PTK DIBs, the scheduled reductions in the Pathmark Term Loan and reductions in capital lease obligations, partially offset by the increase in Working Capital Facilities borrowings, compared to $4.8 million cash provided by financing activities in Fiscal 1993 primarily due to the net impact of the Recapitalization.

    Net cash provided by operating activities amounted to $66.9 million in Fiscal 1993, compared to $132.2 million in Fiscal 1992. Cash used for investing activities in Fiscal 1993 was $69.4 million, compared to $63.1 million in Fiscal 1992, primarily reflecting the expenditures for property and equipment in each year. Cash provided by financing activities in Fiscal 1993 was $4.8 million compared to cash used for financing activities of $69.4 million in Fiscal 1992. The increase in cash provided by financing activities in Fiscal 1993 was primarily due to the net impact of the Recapitalization. The cash used for financing activities in Fiscal 1992 primarily reflected the sale of the Holdings Subordinated Notes, partially offset by greater use of cash to repay the Old Working Capital Facility.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       52 WEEKS ENDED
                                                           ---------------------------------------
                                                           JANUARY 28,   JANUARY 29,   JANUARY 30,
                                                              1995          1994          1993
                                                           -----------   -----------   -----------
Sales                                                      $ 4,205,536   $ 4,243,627   $ 4,339,834
Cost of sales (exclusive of depreciation and amortization
shown separately below)..................................    3,018,484     3,084,666     3,183,951
                                                           -----------   -----------   -----------
Gross profit.............................................    1,187,052     1,158,961     1,155,883
Selling, general and administrative expenses.............      935,486       926,164       894,261
Depreciation and amortization............................       75,632        70,055        69,243
Recapitalization expenses................................           --        16,612            --
Provision for store closings.............................           --         5,975            --
Amortization of goodwill.................................           --            --        17,459
Goodwill write-off.......................................           --            --       600,714
                                                           -----------   -----------   -----------
Operating earnings (loss)................................      175,934       140,155      (425,794)
Interest expense.........................................     (170,848)     (190,110)     (197,773)
Interest charged to discontinued operations..............       11,035        13,136        12,953
Gain on disposal of Purity Operations....................           --            --         2,000
                                                           -----------   -----------   -----------
Earnings (loss) from continuing operations before income
  taxes, gain on disposal of home centers segment,
  extraordinary items and cumulative effect of accounting
changes..................................................       16,121       (36,819)     (608,614)
Income tax provision (benefit)...........................        4,146       (20,752)        7,176
                                                           -----------   -----------   -----------
Earnings (loss) from continuing operations before gain on
  disposal of home centers segment, extraordinary items
and cumulative effect of accounting changes..............       11,975       (16,067)     (615,790)
Loss from discontinued operations........................       (2,099)         (647)       (1,165)
                                                           -----------   -----------   -----------
Earnings (loss) before gain on disposal of home centers
  segment, extraordinary items and cumulative effect of
accounting changes.......................................        9,876       (16,714)     (616,955)
Gain on disposal of home centers segment, net of an
  income tax provision of $2,324.........................       17,044            --            --
Extraordinary items, net of an income benefit of $-- in
  Fiscal 1994, $9,354 in Fiscal 1993 and $3,276 in Fiscal
1992.....................................................       (3,687)     (106,155)       (4,763)
                                                           -----------   -----------   -----------
Earnings (loss) before cumulative effect of accounting
changes..................................................       23,233      (122,869)     (621,718)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions, net of
    an income tax benefit of $11,289.....................           --       (15,636)           --
  Postemployment benefits, net of an income tax
    benefit of $1,813....................................           --        (2,488)           --
  Change in the determination of the discount rate
    utilized to record the present value of certain
    noncurrent liabilities, net of an income tax benefit
of $8,430................................................           --       (11,570)           --
  Change in the method utilized to calculate last-in,
    first-out (LIFO) inventories, net of an income tax
    benefit of $7,770....................................           --       (10,664)           --
                                                           -----------   -----------   -----------
Net earnings (loss)......................................       23,233      (163,227)     (621,718)
Less: non-cash preferred stock accretion and
  dividend requirements..................................      (18,828)      (18,771)      (18,025)
                                                           -----------   -----------   -----------
Net earnings (loss) attributable to common stockholder...  $     4,405   $  (181,998)  $  (639,743)
                                                           -----------   -----------   -----------
                                                           -----------   -----------   -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                       JANUARY 28,    JANUARY 29,
                                                                          1995           1994
                                                                       -----------    -----------
   ASSETS
Current Assets
 Cash and marketable securities.....................................   $    23,247    $     6,168
 Accounts receivable, net...........................................        13,380         15,428
 Merchandise inventories............................................       255,631        316,629
 Income taxes receivable............................................         7,756         22,422
 Prepaid expenses...................................................        26,580         21,838
 Due from suppliers.................................................        18,256         20,600
 Other current assets...............................................        29,541         12,432
                                                                       -----------    -----------
     Total Current Assets...........................................       374,391        415,517
Property and Equipment, Net.........................................       598,801        645,843
Deferred Financing Costs, Net.......................................        40,446         46,497
Deferred Income Taxes...............................................         5,969          2,890
Investment in Purity Supreme (net of valuation allowance of $24,100
 at January 28, 1995 and $21,900 at January 29, 1994)...............            --             --
Other Assets........................................................        23,951         27,736
                                                                       -----------    -----------
                                                                       $ 1,043,558    $ 1,138,483
                                                                       -----------    -----------
                                                                       -----------    -----------
   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts payable...................................................   $   239,752    $   282,771
 Current maturities of long-term debt...............................        46,310         46,244
 Accrued payroll and payroll taxes..................................        53,638         60,204
 Current portion of obligations under capital leases................        18,298         18,844
 Accrued interest payable...........................................        19,672         16,633
 Accrued expenses and other current liabilities.....................        94,630         94,431
                                                                       -----------    -----------
     Total Current Liabilities......................................       472,300        519,127
                                                                       -----------    -----------
Long-Term Debt......................................................     1,365,571      1,415,236
                                                                       -----------    -----------
Obligations Under Capital Leases, Long-Term.........................       127,122        131,506
                                                                       -----------    -----------
Other Noncurrent Liabilities........................................       256,911        256,978
                                                                       -----------    -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value.......................       101,959        100,346
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares at January 28, 1995 and
     January 29, 1994
   Liquidation preference, $25 per share: $122,267 at January 28,
     1995 and
     January 29, 1994
                                                                       -----------    -----------
     Total Redeemable Securities....................................       101,959        100,346
                                                                       -----------    -----------
Commitments and Contingencies (Notes 15 and 20)
Stockholder's Deficit
 Class A Common Stock, $.01 par value...............................             7              7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares at January 28, 1995 and
     January 29, 1994
 Class B Common Stock, $.01 par value...............................             3              3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares at January 28, 1995 and
     January 29, 1994
 Paid-in Capital....................................................       199,135        200,748
 Accumulated Deficit................................................    (1,479,450)    (1,485,468)
                                                                       -----------    -----------
     Total Stockholder's Deficit....................................    (1,280,305)    (1,284,710)
                                                                       -----------    -----------
                                                                       $ 1,043,558    $ 1,138,483
                                                                       -----------    -----------
                                                                       -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              CLASS A   CLASS B                                TOTAL
                                              COMMON    COMMON    PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                               STOCK     STOCK    CAPITAL      DEFICIT        DEFICIT
                                              -------   -------   --------   -----------   -------------
Balance, February 1, 1992...................    $ 7       $ 3     $199,792   $  (666,790)   $   (466,988)
  Net loss..................................     --        --           --      (621,718)       (621,718)
  Dividends on preferred stock
    (.0352 share per share of preferred
stock) .....................................     --        --           --       (12,214)        (12,214)
  Accrued dividends on preferred stock
    ($.88 per share)........................     --        --           --        (4,303)         (4,303)
  Accretion on preferred stock..............     --        --       (1,508)           --          (1,508)
  Capital contribution from SMG-II of
    Company senior notes, including accrued
interest....................................     --        --        4,019            --           4,019
                                              -------   -------   --------   -----------   -------------
Balance, January 30, 1993...................      7         3      202,303    (1,305,025)     (1,102,712)
  Net loss..................................     --        --           --      (163,227)       (163,227)
  Accrued dividends on preferred stock
    ($.88 per share)........................     --        --           --       (17,216)        (17,216)
  Accretion on preferred stock..............     --        --       (1,555)           --          (1,555)
                                              -------   -------   --------   -----------   -------------
Balance, January 29, 1994...................      7         3      200,748    (1,485,468)     (1,284,710)
  Net earnings..............................                                      23,233          23,233
  Accrued dividends on preferred stock
    ($.88 per share)........................     --        --           --       (17,215)        (17,215)
  Accretion on preferred stock..............     --        --       (1,613)           --          (1,613)
                                              -------   -------   --------   -----------   -------------
Balance, January 28, 1995...................    $ 7       $ 3     $199,135   $(1,479,450)   $ (1,280,305)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    52 WEEKS ENDED
                                                                       -----------------------------------------
                                                                       JANUARY 28,    JANUARY 29,    JANUARY 30,
                                                                          1995           1994           1993
                                                                       -----------    -----------    -----------
Operating Activities
 Net gain (loss)....................................................    $  23,233      $(163,227)     $(621,718)
 Adjustments to reconcile net gain (loss) to net cash provided by operating activities
    Extraordinary loss on early extinguishment of debt..............        3,687        106,155          4,763
    Gain on disposal of home centers segment........................      (17,044)            --             --
    Depreciation and amortization...................................       78,220         72,650         71,917
    Deferred income tax benefit.....................................       (3,815)       (28,895)       (12,228)
    Interest accruable but not payable..............................       13,541          3,312         18,480
    Amortization of original issue discount.........................       12,855          4,593         18,295
    Amortization of debt issuance costs.............................        7,028          4,767          4,369
    (Gain) loss on disposal of property and equipment...............         (252)           (93)         1,637
    Loss from discontinued operations...............................        2,099            647          1,165
    Cumulative effect of accounting changes.........................           --         40,358             --
    Amortization of goodwill........................................           --             --         17,459
    Goodwill write-off..............................................           --             --        600,714
    Gain on disposal of Purity Operations...........................           --             --         (2,000)
    Cash provided by (used for) operating assets and liabilities
      Accounts receivable, net......................................        1,627         (3,246)          (580)
      Merchandise inventories.......................................        2,551         14,355            441
      Income taxes receivable.......................................       14,666        (19,898)        (2,673)
      Prepaid expenses..............................................      (10,724)         2,078         (2,117)
      Due from suppliers............................................          482          4,702         (6,156)
      Other current assets..........................................      (18,150)        (1,875)        (1,013)
      Other assets..................................................        5,818         (4,775)          (126)
      Accounts payable..............................................      (16,527)        19,291         26,032
      Accrued payroll and payroll taxes.............................         (944)          (348)         1,367
      Accrued interest payable......................................        3,039        (24,041)        14,090
      Other current liabilities.....................................        1,595          7,305        (27,104)
      Other noncurrent liabilities..................................       13,598         33,117         27,164
                                                                       -----------    -----------    -----------
        Cash provided by operating activities.......................      116,583         66,932        132,178
                                                                       -----------    -----------    -----------
Investing Activities
 Net proceeds from disposal of home centers segment.................       81,147             --             --
 Property and equipment expenditures................................      (83,981)       (70,853)       (65,622)
 Proceeds from disposition of property and equipment................        1,262          1,486            519
 Proceeds from disposal of Purity Operations........................           --             --          2,000
                                                                       -----------    -----------    -----------
        Cash used for investing activities..........................       (1,572)       (69,367)       (63,103)
                                                                       -----------    -----------    -----------
Financing Activities
 Borrowings from Pathmark Term Loan.................................           --        400,000             --
 Increase (decrease) in Working Capital Facilities borrowings.......       25,500        (16,000)            --
 Decrease in Pathmark Term Loan.....................................      (36,750)       (15,000)            --
 Increase in other borrowings.......................................        3,676          2,581          3,969
 Repayment of other long-term borrowings............................       (5,527)        (9,768)        (5,912)
 Reduction in obligations under capital leases......................      (17,275)       (15,031)       (14,182)
 Deferred financing fees............................................         (977)       (47,538)            --
 Repayment of PTK Exchangeable Guaranteed Debentures................      (62,892)            --             --
 Premiums incurred in redemption of PTK Exchangeable Guaranteed
 Debentures.........................................................       (3,687)            --             --
 Proceeds from issuance of Pathmark Senior Subordinated Notes.......           --        436,625             --
 Proceeds from issuance of Pathmark Deferred Coupon Notes...........           --        120,000             --
 Proceeds from issuance of PTK Exchangeable Guaranteed Debentures...           --        126,100             --
 Proceeds from Working Capital Facilities borrowings in connection
 with the Recapitalization..........................................           --         53,500             --
 Purchase of Holdings Senior Subordinated Notes.....................           --       (388,192)       (72,208)
 Purchase of Holdings Subordinated Debentures.......................           --       (319,229)            --
 Purchase of Holdings Discount Debentures...........................           --       (184,752)            --
 Repayment of Old Working Capital Facility in connection with the
 Recapitalization...................................................           --        (80,000)            --
 Premiums and other fees in connection with the Recapitalization....           --        (98,499)            --
 Increase (decrease) in Old Working Capital Facility borrowings
 prior to the Recapitalization......................................           --         40,000        (53,280)
 Old Working Capital Facility borrowings related to the sale of the
   Holdings Subordinated Notes and purchase of Holdings Senior
   Subordinated Notes...............................................           --             --         16,280
 Proceeds from the issuance of the Holdings Subordinated Notes......           --             --        200,000
 Premium on purchase of Holdings Senior Subordinated Notes..........           --             --         (5,394)
 Fees associated with the issuance of Holdings Subordinated Notes...           --             --         (6,678)
 Repayment of Holdings Term Loan....................................           --             --       (132,000)
                                                                       -----------    -----------    -----------
        Cash provided by (used for) financing activities............      (97,932)         4,797        (69,405)
                                                                       -----------    -----------    -----------

Increase (decrease) in cash and marketable securities...............       17,079          2,362           (330)
Cash at beginning of period.........................................        6,168          3,806          4,136
                                                                       -----------    -----------    -----------
Cash and marketable securities at end of period.....................    $  23,247      $   6,168      $   3,806
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Supermarkets General Holdings Corporation ("Holdings") and its wholly owned subsidiary SMG Acquisition Corporation ("SMG") were formed by Merrill Lynch Capital Partners, Inc., a wholly owned subsidiary of Merrill Lynch & Co., Inc., ("ML & Co."), to effect the acquisition (the "Acquisition") of Supermarkets General Corporation ("Old Supermarkets"). On June 15, 1987, Holdings completed the first step in the Acquisition when it acquired 32,800,000 shares (approximately 85%) of Old Supermarkets' common stock through a tender offer (the "Tender Offer") by SMG. The remaining outstanding common stock of Old Supermarkets was acquired by Holdings on October 5, 1987 when SMG was merged with and into Old Supermarkets pursuant to a Merger Agreement dated April 22, 1987, as amended.

    The Acquisition was accounted for as a purchase, and accordingly, Holdings recorded the assets and liabilities of Old Supermarkets at their fair values at the date of the Acquisition. The tax basis for the assets and liabilities acquired was retained.

    In October 1989, Old Supermarkets adopted an amended and restated Plan of Liquidation pursuant to which it was liquidated into three wholly owned subsidiaries of Supermarkets General Holdings Corporation. In November 1989, pursuant to such Plan, Old Supermarkets transferred substantially all of the assets of its Purity Supreme division to two of the three above-mentioned wholly owned subsidiaries, Purity Supreme, Inc. and Li'l Peach Corp., and said subsidiaries assumed substantially all of the liabilities of Old Supermarkets related to such division. Old Supermarkets completed the liquidation just prior to the year ended February 3, 1990, by merging with the third of the above-mentioned wholly owned subsidiaries which retained the name Supermarkets General Corporation ("Supermarkets"). On December 17, 1991, Purity Supreme, Inc. and Li'l Peach Corp. were sold (see Note 27). Supermarkets General Holdings Corporation and its respective subsidiaries are hereafter collectively referred to as "Holdings" or the "Company".

    On November 15, 1990, SMG-II Holdings Corporation, (see Note 16), a newly incorporated Delaware corporation ("SMG-II"), commenced offers to purchase for cash up to $155.5 million principal amount of the Company's Junior Subordinated Discount Debentures (the "Discount Debenture Offer") and up to 1.7 million shares of the Company's Cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock Offer"). Concurrently with the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, SMG-II commenced an exchange offer (the "Exchange Offer", together with the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, the "Offers") pursuant to which the then existing common stockholders of the Company could exchange, on a one-for-one basis, shares of the Company's common stock for shares of SMG-II's common stock. The Offers were subsequently amended to provide for offers to purchase up to $110.0 million principal amount of the Company's Junior Subordinated Discount Debentures (the "Discount Debentures") and up to 3.4 million shares of the Company's Cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock").

    In February 1991, SMG-II purchased approximately $74.1 million principal amount of the Discount Debentures at 33% of their principal amount and 2.7 million shares of Exchangeable Preferred Stock at $7.00 net per share, pursuant to the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, respectively. In addition, all outstanding shares of the Company's common stock were exchanged pursuant to the Exchange Offer. As a result of the Exchange Offer, SMG-II owns all of the Company's common stock and is effectively a holding company for the operations of the Company. SMG-II financed the Purchases by selling 417,500 shares of its Cumulative Convertible Preferred Stock (the "SMG-II Preferred Stock") for an aggregate purchase price of $83.5 million to various institutional investors. The holders of SMG-II's voting and non-voting common stock and SMG-II

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION--(CONTINUED)
Preferred Stock include certain limited partnerships controlled directly or indirectly by Merrill Lynch Capital Partners, Inc. and certain indirectly wholly owned subsidiaries of ML & Co. ML & Co. beneficially owns approximately 88.6% of the outstanding stock of SMG-II, and accordingly, controls SMG-II and, indirectly, the Company.

    Subsequent to the completion of the Offers in Fiscal 1991, SMG-II acquired through open market transactions approximately $21.3 million principal amount of Discount Debentures, $9.8 million principal amount of the Company's 14.5% Senior Subordinated Notes due 1997 (the "Senior Subordinated Notes") and 94,900 shares of Exchangeable Preferred Stock and made a capital contribution to the Company of such securities together with the amounts of the Discount Debentures and the Exchangeable Preferred Stock purchased pursuant to the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, respectively, as well as cash sufficient to pay associated taxes. The Company has retired the Senior Subordinated Notes, the Discount Debentures and the Exchangeable Preferred Stock contributed by SMG-II (see Note 24).

    During Fiscal 1993, the Board of Directors of Holdings authorized management of Holdings to proceed with the Recapitalization, which included a refinancing of Holdings' debt. In conjunction with the Recapitalization, the assets, liabilities and related operations of the home centers segment as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service the Pathmark supermarkets and drug stores and certain inventories and real property, were contributed to Plainbridge, Inc. ("Plainbridge"), a newly formed indirect wholly owned subsidiary of Holdings and the shares of Plainbridge were then distributed to PTK Holdings, Inc. ("PTK"), a newly formed wholly owned subsidiary of Holdings (the "Plainbridge Spin-Off"). As a result of the Plainbridge Spin-Off, PTK holds 100% of the capital stock of both Plainbridge and Pathmark. At the time of Recapitalization, Holdings intended to further spin off Plainbridge to Holdings' common stockholder. Such further spin-off would have required the satisfaction of dividend restrictions with respect to Holdings' Exchangeable Preferred Stock, as well as, obtaining consents from various lenders to Plainbridge and PTK. Holdings has concluded that this further spin-off of Plainbridge is not likely to occur (see Note 2).

    On November 4, 1994, the Company completed the sale of its home centers segment for approximately $88.7 million in cash, plus the assumption of certain indebtedness. The Company used the net proceeds to pay down PTK debt, including accrued interest and debt premium (see Note 4).

    The accompanying consolidated financial statements of the Company indicate that, at January 28, 1995, current liabilities exceeded current assets by $98.0 million and stockholder's deficit was $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and the Plainbridge Working Capital Facilities (see
Note 12) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the upcoming fiscal year with its various debt covenants (see Note 12).

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of whom are wholly owned. All intercompany transactions have been eliminated in consolidation.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
    During the fourth quarter of Fiscal 1994, as a result of the aforementioned dividend restrictions, Holdings has concluded that a further spin off of Plainbridge to Holdings' common stockholder is not likely to occur. Accordingly, prior year financial statements, which had included the results of Plainbridge's warehouse, transportation and real estate operations as discontinued operations, have been reclassified to include such results in continuing operations.

    The results from discontinued operations for all periods presented represent the operations of the Company's home centers segment which was sold during Fiscal 1994 (see Note 4).

  Fiscal Year:

    The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

  Statements of Cash Flows:

    All investments and marketable securities with a maturity of three months or less are considered to be cash equivalents. The Company had $14.8 million of cash equivalent investments as of January 28, 1995 and no such investments as of January 29, 1994.

  Merchandise Inventories:

    Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

  Rental Video Tapes:

    Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful life as part of cost of goods sold. The amortization of video tapes included in cost of goods sold approximate $2.6 million, $2.6 million and $2.7 million in Fiscal 1994, Fiscal 1993 and Fiscal 1992, respectively.

  Property and Equipment:

    Property and equipment are stated at cost. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over their estimated useful lives. Capital leases are recorded at the present value of minimum lease payments or fair market value of the related property, whichever is less. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property's estimated useful life, whichever is shorter.

    Depreciable lives of owned property and equipment are as follows:

Buildings.............................   40 years
Building/leasehold improvements:
  Structural..........................   Remaining life of building or lease term,
                                           whichever is shorter
  Other improvements..................   8 to 15 years
Fixtures and equipment................   3 to 10 years
Transportation equipment..............   3 to 8 years

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Income Taxes:

    The Company's income tax expense is computed based on a tax sharing agreement with its ultimate parent, SMG-II, in which the Company computes a hypothetical tax return as if the Company was not joined in a consolidated or combined return with SMG-II. The Company must pay SMG-II the positive amount of any such hypothetical tax. If the hypothetical tax return shows entitlement to a refund, including any refund attributable to a carryback, then SMG-II will pay to the Company the amount of such refund.

  Deferred Financing Costs:

    Deferred financing costs are amortized on the straight-line method over the life of the related indebtedness.

  Net Earnings (Loss) Per Common Share:

    Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

  Store Preopening and Closing Costs:

    Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value utilizing a risk free discount rate when management makes such decision to close a store.

  Self-Insured Liabilities:

    Self-insured liabilities represent an estimate of incurred but unpaid claims relating to customer, employee and vehicle accidents and covered employee medical benefits as of the balance sheet date. The liabilities for customer and employee accident claims are recorded at present value, utilizing a risk free discount rate, due to the long-term payout of these claims (see Note 11).

  Reclassifications:

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1994 presentation.

NOTE 3--FISCAL 1993 RECAPITALIZATION

    On October 26, 1993, the Recapitalization was consummated. Pathmark Stores, Inc. (formerly Supermarkets General Corporation, hereinafter referred to as "Pathmark") borrowed $450.0 million under a bank credit agreement (the "Bank Credit Agreement"), consisting of $400.0 million under a term loan facility ("the Pathmark Term Loan") and $50.0 million under a $175.0 million working capital facility (the "Pathmark Working Capital Facility"), borrowed $436.6 million through the issuance of its 9.625% Senior Subordinated Notes due 2003 (the "Pathmark Senior Subordinated Notes"), issued $120.0 million initial principal amount of its 10.75% Junior Subordinated Deferred Coupon Notes due 2003 (the "Pathmark Deferred Coupon Notes"), exchanged $95.8 million principal amount of its 12.625% Subordinated Debentures due 2002 (the "Pathmark Subordinated Debentures") for $95.8 million principal amount outstanding of Holdings Subordinated Debentures and exchanged $198.5 million principal amount of its 11.625% Subordinated Notes due 2002 (the "Pathmark Subordinated Notes") for $198.5 million principal amount outstanding of the Holdings Subordinated Notes. As part of the Recapitalization, PTK borrowed $126.1 million through the issuance of its $130.0 million aggregate

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--FISCAL 1993 RECAPITALIZATION--(CONTINUED) principal amount 10.25% Exchangeable Guaranteed Debentures due 2003 (the "PTK DIBs") in a private placement, which bonds the Company has guaranteed. The proceeds from the aforementioned borrowings were used to redeem the Old Working Capital Facility, Holdings 14.5% Senior Subordinated Notes due 1997 (the "Holdings Senior Subordinate Notes") and Holdings 13.125% Junior Subordinated Discount Debentures due 2003 (the "Holdings Discount Debentures") and to purchase $185.0 million aggregate principal amount of the Holdings 12.625% Subordinated Debentures due 2002 (the "Holdings Subordinated Debentures") from the Equitable Affiliates. On October 26, 1993, Plainbridge, Inc. ("Plainbridge"), a newly formed indirectly wholly owned subsidiary of the Company, borrowed $3.5 million under a $50.0 million bank revolving credit agreement (the "Plainbridge Working Capital Facility"). On April 30, 1993, the Company repaid $5.7 million of indebtedness, which was secured by a mortgage on the distribution center of the home centers segment transferred to Plainbridge and on May 14, 1993, the Company repaid $2.5 million of indebtedness, which was secured by mortgages on two Pathmark retail properties transferred to Plainbridge.

    In conjunction with the Plainbridge Spin-Off, Pathmark entered into a 10-year logistical services agreement (the "Logistical Services Agreement") with Plainbridge. The terms of the Logistical Services Agreement were designed to require Plainbridge to continue to provide Pathmark with substantially the same level of supply and other logistical services as was available from the warehouse, distribution and processing facilities prior to the Plainbridge Spin-Off at substantially the same or a lower cost (see Note 16).

    In connection with the Plainbridge Spin-Off and the Recapitalization, the Company recorded a pretax charge of approximately $23.7 million in the third quarter of Fiscal 1993 to record estimated reorganization and restructuring costs, including an early retirement program offered to certain Company associates. During the fourth quarter of Fiscal 1993, the Company determined that the estimated costs related to the reorganization and restructuring were less than originally estimated and recorded a pretax credit of approximately $7.1 million. Of the total net pretax charge of $16.6 million for Fiscal 1993, $6.4 million related to the early retirement program and to the severance costs incurred to reduce the Company's workforce, $8.1 million related to the additional technical information systems costs incurred in order to accomplish the Plainbridge Spin-Off (see Note 20) and $2.1 million related to the warehouse and consulting costs associated therewith.

NOTE 4--GAIN ON DISPOSAL OF HOME CENTERS SEGMENT

    On November 4, 1994, the Company's Plainbridge subsidiary completed the sale of its home centers segment for approximately $88.7 million in cash, plus the assumption of certain indebtedness. During Fiscal 1994, the Company recognized a gain of $17.0 million on the sale of the home centers segment, net of an income tax provision of $2.3 million. Such gain included a pension plan curtailment gain of $6.2 million and the reduction in the deferred tax valuation allowance of $5.1 million, resulting from the utilization of the capital tax loss carryforward which had previously been reserved for (see Note 19). The Company used net cash proceeds of $66.6 million before January 28, 1995 and $4.7 million after January 28, 1995 to pay down the PTK DIBs, including accrued interest and debt premium.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--GAIN ON DISPOSAL OF HOME CENTERS SEGMENT--(CONTINUED)
    As of the date of sale, the net assets of the home centers segment were as follows (dollars in thousands):

Current assets...................................................................   $ 67,713
Property and equipment...........................................................     60,062
Other assets.....................................................................      3,244
                                                                                    --------
Total assets.....................................................................    131,019
                                                                                    --------
Current liabilities..............................................................     39,841
Noncurrent liabilities...........................................................     22,219
                                                                                    --------
Total liabilities................................................................     62,060
                                                                                    --------
Net assets.......................................................................   $ 68,959
                                                                                    --------
                                                                                    --------

    Through the date of the sale, the Company reported the home centers segment as discontinued operations. Operating results of such discontinued operations were as follows (dollars in thousands):

                                                                         FISCAL YEARS
                                                               --------------------------------
                                                               1994(A)       1993        1992
                                                               --------    --------    --------
Sales.......................................................   $271,989    $343,643    $344,279
                                                               --------    --------    --------
                                                               --------    --------    --------

Loss before income taxes(b).................................   $ (2,383)   $ (1,169)   $ (2,069)
Income tax benefit..........................................       (284)       (522)       (904)
                                                               --------    --------    --------
Net loss from discontinued operations.......................   $ (2,099)   $   (647)   $ (1,165)
                                                               --------    --------    --------
                                                               --------    --------    --------

- ------------

 (a)  Represents the results of operations related to the home centers segment from January
      30, 1994 through November 3, 1994.
 (b)  The Company charged the home centers segment interest expense, which related to a proportionate share of certain borrowings. These charges amounted to $11.0 million,
      $13.1 million, and $13.0 million in Fiscal 1994, Fiscal 1993 and Fiscal 1992, respectively, and are included in the results of the discontinued operations.

NOTE 5--CUMULATIVE EFFECT OF FISCAL 1993 ACCOUNTING CHANGES

    The Company made the following accounting changes in Fiscal 1993:

  Inventory:

    Effective January 31, 1993, the Company changed its method utilized to calculate LIFO inventories. Prior to Fiscal 1993, the Company utilized a retail approach to determine current cost and a general warehouse purchase index to measure inflation in the cost of its merchandise inventories in its stores. The Company's change arose from the development and utilization in Fiscal 1993 of internal cost indices based on the specific identification of merchandise in its stores to measure inflation in the prices, thereby eliminating the averaging and estimation inherent in the retail and general warehouse purchase index methods. The Company believes the use of such specific costs and internal indices results in a more accurate measurement of the impact of inflation in the costs of its store merchandise. The effect of this change resulted in a charge to income of $10.7 million, net of an income tax benefit of $7.8 million, and has been presented as a cumulative effect of a change in accounting method in the accompanying Fiscal 1993 consolidated statement of operations.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--CUMULATIVE EFFECT OF FISCAL 1993 ACCOUNTING CHANGES--(CONTINUED) Postretirement Benefits other than Pensions:

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

  Income Taxes:

    Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which had no effect on the consolidated statements of operations, but resulted in a reclassification of the current and noncurrent deferred taxes.

  Present Value Discount Rate Determination:

    Effective January 31, 1993, the Company made a change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities (self-insured liabilities and closed store liabilities) and reduced such rate from 12%, representing the Company's effective interest rate, to a risk free rate, estimated at 4%. The cumulative effect of this accounting change as of January 31, 1993 totalled $11.6 million, net of an income tax benefit of $8.4 million.

NOTE 6--ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following (dollars in thousands):

                                                                         JANUARY 28,    JANUARY 29,
                                                                            1995           1994
                                                                         -----------    -----------
Prescription plans....................................................     $11,623        $13,377
Other.................................................................       2,669          3,842
                                                                         -----------    -----------
Accounts receivable...................................................      14,292         17,219
Less: allowance for doubtful accounts(a)..............................         912          1,791
                                                                         -----------    -----------
Accounts receivable, net..............................................     $13,380        $15,428
                                                                         -----------    -----------
                                                                         -----------    -----------

- ------------

(a) The allowance for doubtful accounts reflects a provision of $2.2 million and $3.2 million, as well as a write off of $3.1 million and $3.2 million in Fiscal 1994 and Fiscal 1993, respectively.

NOTE 7--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                      JANUARY 28,     JANUARY 29,
                                                                         1995            1994
                                                                      -----------     -----------
Merchandise inventories at FIFO cost..............................     $ 298,812       $ 365,246
Less: LIFO reserve................................................        43,181          48,617
                                                                      -----------     -----------
Merchandise inventories at LIFO cost..............................     $ 255,631       $ 316,629
                                                                      -----------     -----------
                                                                      -----------     -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--MERCHANDISE INVENTORIES--(CONTINUED)
    Liquidation of LIFO layers in the periods reported did not have a significant effect on the results of continuing operations. The LIFO reserve decreased to $43.2 million at January 28, 1995 from $48.6 million at January 29, 1994 primarily due to the disposal of the home centers segment.

NOTE 8--OTHER ASSETS

    Prepaid expenses increased to $26.6 million at January 28, 1995 from $21.8 million at January 29, 1994 due to the timing of rent and real estate tax payments. Other current assets increased to $29.5 million at January 28, 1995 from $12.4 million at January 29, 1994 principally due to an increase in assets held for sale. Other assets decreased to $24.0 million at January 28, 1995 from $27.7 million at January 29, 1994 primarily due to the utilization of the asset related to the Company's corporate owned life insurance policy of $7.5 million and the collection of certain notes receivable of $4.0 million, partially offset by an increase in the prepaid pension asset (see Note 17).

NOTE 9--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                                         JANUARY 28,    JANUARY 29,
                                                                            1995           1994
                                                                         -----------    -----------
Land..................................................................    $  65,142      $  65,840
Buildings and building improvements...................................      201,553        196,212
Fixtures and equipment................................................      200,015        225,582
Leasehold costs and improvements......................................      268,165        309,995
Transportation equipment..............................................       19,828         19,771
Construction in progress..............................................       --                680
                                                                         -----------    -----------
Property and equipment, owned.........................................      754,703        818,080
Property and equipment under capital leases...........................      173,175        176,496
                                                                         -----------    -----------
Property and equipment, at cost.......................................      927,878        994,576
Less: accumulated depreciation and amortization.......................      329,077        348,733
                                                                         -----------    -----------
Property and equipment, net...........................................    $ 598,801      $ 645,843
                                                                         -----------    -----------
                                                                         -----------    -----------

NOTE 10--DEFERRED FINANCING COSTS

    Deferred financing costs, primarily related to the Recapitalization, are comprised of the following (dollars in thousands):

                                                                         JANUARY 28,    JANUARY 29,
                                                                            1995           1994
                                                                         -----------    -----------
Deferred financing costs..............................................     $50,063        $49,086
Less: accumulated amortization........................................       9,617          2,589
                                                                         -----------    -----------
Deferred financing costs, net.........................................     $40,446        $46,497
                                                                         -----------    -----------
                                                                         -----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--OTHER NONCURRENT LIABILITIES

    Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                                       JANUARY 28,     JANUARY 29,
                                                                          1995            1994
                                                                       -----------     -----------
Self-insured liabilities............................................    $  70,736       $  85,943
Pension and deferred compensation...................................       15,001          15,975
Disposal of Purity Operations.......................................       55,220          52,694
Other postretirement and postemployment benefits....................       40,600          43,972
Accrued dividends...................................................       38,734          21,519
Other...............................................................       36,620          36,875
                                                                       -----------     -----------
Other noncurrent liabilities........................................    $ 256,911       $ 256,978
                                                                       -----------     -----------
                                                                       -----------     -----------

    Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value, utilizing a 4% discount rate in Fiscal 1994 and Fiscal 1993, based on the projected payout of these claims.

NOTE 12--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                      JANUARY 29,    JANUARY 29,
                                                                         1995           1994
                                                                      -----------    -----------
Pathmark Term Loan.................................................   $   348,250    $   385,000
Pathmark Working Capital Facility..................................        63,000         29,000
Plainbridge Working Capital Facility...............................            --          8,500
10.25% PTK Exchangeable Guaranteed Debentures due 2003.............        79,257        129,649
9.625% Pathmark Senior Subordinated Notes due 2003.................       437,072        436,718
10.75% Pathmark Deferred Coupon Notes due 2003.....................       136,853        123,312
12.625% Pathmark Subordinated Debentures due 2002..................        95,750         95,750
11.625% Pathmark Subordinated Notes due 2002.......................       199,017        198,517
11.625% Holdings Subordinated Notes due 2002.......................           983          1,483
Industrial Revenue Bonds...........................................         6,375          6,375
Other Debt (primarily mortgages)...................................        45,324         47,176
                                                                      -----------    -----------
Total debt.........................................................     1,411,881      1,461,480
Less: current maturities...........................................        46,310         46,244
                                                                      -----------    -----------
Long-term portion..................................................   $ 1,365,571    $ 1,415,236
                                                                      -----------    -----------
                                                                      -----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--LONG-TERM DEBT--(CONTINUED)
  Scheduled Maturities of Debt:

    Long-term debt principal payments are as follows (dollars in thousands):

                                                         PRINCIPAL
FISCAL YEARS                                              PAYMENTS
- ------------------------------------------------------   ----------
  1995................................................   $   46,310
  1996................................................       48,081
  1997................................................       58,147
  1998................................................      169,522
  1999................................................      138,726
  Thereafter..........................................      951,095
                                                         ----------
                                                         $1,411,881
                                                         ----------
                                                         ----------

  Bank Credit Agreements:

    Under the Bank Credit Agreements, the Pathmark and the Plainbridge Working Capital Facilities and the Pathmark Term Loan bear interest at floating rates. At January 28, 1995, the interest rates for the Pathmark Term Loan and Pathmark Working Capital Facility were 8.9% and 9.5%, respectively. At January 29, 1994, the interest rates for the Pathmark Term Loan and Pathmark Working Capital Facility were 5.9% and 7.4%, respectively. At January 28, 1995, Plainbridge had no borrowings under its Working Capital Facility. At January 29, 1994, the interest rate for the Plainbridge Working Capital Facility was 7.4%. Pathmark is required to repay a portion of its borrowings under the Pathmark Term Loan each year, so as to retire such indebtedness in its entirety by October 31, 1999. Under the Pathmark Working Capital Facility, which expires on July 31, 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million (of which the maximum of $100.0 million can be in letters of credit) subject to an annual cleandown provision. Under the terms of the Pathmark cleandown provision, in each fiscal year, loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. Pathmark has satisfied its cleandown provision for Fiscal 1994 and Fiscal 1995. Under the Plainbridge Working Capital Facility, which expires in Fiscal 1997, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $40.0 million subject to an annual cleanup provision. Under the terms of the Plainbridge cleanup provision, in each fiscal year, loans cannot be made for a period of 30 consecutive days. Plainbridge satisfied its cleanup provision for Fiscal 1994 and Fiscal 1995. Holdings believes that Pathmark and Plainbridge each have sufficient unused borrowing capacity under their respective working capital facilities, which can be utilized for unforeseen or for seasonal cash requirements. At January 28, 1995, Pathmark and Plainbridge, in the aggregate, had approximately $76.6 million in unused borrowing capacity under their working capital facilities.

    At January 28, 1995, the Company was in compliance with all of its debt financial covenants, as amended. Based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance with its various debt financial covenants, which includes certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio, throughout the upcoming fiscal year. The Pathmark Term Loan, the Pathmark and Plainbridge Working Capital Facilities and the indentures for certain debt also contain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on the issuance of

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--LONG-TERM DEBT--(CONTINUED)
preferred stock by subsidiaries; (vi) limitation on issuances of guarantees of indebtedness by subsidiaries; (vii) limitation on transfer of assets to subsidiaries; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) restriction on mergers and transfers of assets.

  PTK Exchangeable Guaranteed Debentures:

    The PTK DIBs were originally formulated to accrete to a maturity value of $218.3 million in Fiscal 2003. The Company used the net cash proceeds of $66.6 million before January 28, 1995 and $4.7 million after January 28, 1995 to paydown PTK DIBs, including accrued interest and debt premium. The PTK DIBs begin paying cash interest on a semiannual basis on June 30, 1999 and have no sinking fund requirements. At January 28, 1995 the maturity value of the outstanding debentures is $120.5 million.

  Pathmark Senior Subordinated Notes:

    The Pathmark Senior Subordinated Notes accrete to a maturity value of $440.0 million in Fiscal 2003. These notes began paying cash interest on a semiannual basis on May 1, 1994 and have no sinking fund requirements.

  Pathmark Deferred Coupon Notes:

    The Pathmark Deferred Coupon Notes accrete to a maturity value of $225.3 million in Fiscal 2003. These notes begin paying cash interest on a semiannual basis on May 1, 2000 and have no sinking fund requirements.

  Pathmark Subordinated Debentures:

    The Pathmark Subordinated Debentures mature in Fiscal 2002 and began paying cash interest on a semiannual basis on December 15, 1993. These debentures have no sinking fund requirements.

  Pathmark Subordinated Notes:

    The Pathmark Subordinated Notes mature in Fiscal 2002 and contain a sinking fund provision that requires Pathmark to deposit $49.4 million (25% of the original aggregate principal amount) with the trustee of the Pathmark Subordinated Notes on June 15 in each of Fiscal 2000 and Fiscal 2001 for the redemption of the Pathmark Subordinated Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date and providing for the redemption of 50% of the original aggregate principal amount of such notes prior to maturity.

  11.625% Holdings Subordinated Notes due 2002:

    On October 26, 1993, as part of the Recapitalization, $198.5 million principal amount of the Holdings Subordinated Notes were exchanged for $198.5 million principal amount of Pathmark Subordinated Notes. Approximately $1.0 million principal amount of the Subordinated Notes remain outstanding. Interest on the Holdings Subordinated Notes is payable semi-annually.

  Industrial Revenue Bonds:

    Interest rates for the industrial revenue bonds range from 10.5%-10.9%. The industrial revenue bonds are payable in installments ending in Fiscal 2003. The industrial revenue bonds outstanding at January 28, 1995 and January 29, 1994 are unsecured.

  Other Debt:

    Other debt includes mortgage notes which are secured by property and equipment having a net book value of $71.2 million at January 28, 1995 and $72.9 million at January 29, 1994. These borrowings, whose interest rates averaged 10.5%, are payable in installments ending in Fiscal 2000.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                  JANUARY 28, 1995            JANUARY 29, 1994
                                              ------------------------    ------------------------
                                               CARRYING        FAIR        CARRYING        FAIR
                                                AMOUNT        VALUE         AMOUNT        VALUE
                                              ----------    ----------    ----------    ----------
Assets:
Cash and marketable securities.............   $   23,247    $   23,247    $    6,168    $    6,168
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Investment in Purity.......................   $       --    $       --    $       --    $       --
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Liabilities:
Debt:
Pathmark Term Loan.........................   $  348,250    $  348,250    $  385,000    $  385,000
Pathmark Working Capital Facility..........       63,000        63,000        29,000        29,000
Plainbridge Working Capital Facility.......           --            --         8,500         8,500
10.25% PTK Exchangeable Guaranteed
Debentures due 2003........................       79,257        79,257       129,649       129,649
9.625% Pathmark Senior Subordinated Notes
due 2003...................................      437,072       393,103       436,718       447,287
10.75% Pathmark Deferred Coupon Notes due
2003.......................................      136,853       123,077       123,312       114,855
12.625% Pathmark Subordinated Debentures
due 2002...................................       95,750        97,119        95,750       105,449
11.625% Pathmark Subordinated Notes due
2002.......................................      199,017       195,335       198,517       212,830
11.625%Holdings Subordinated Notes due
2002.......................................          983           963         1,483         1,628
Industrial Revenue Bonds...................        6,375         6,375         6,375         6,375
Other Debt (primarily mortgages)...........       45,324        45,324        47,176        47,176
                                              ----------    ----------    ----------    ----------
      Total debt...........................   $1,411,881    $1,351,803    $1,461,480    $1,487,749
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Redeemable Preferred Stock:
Cumulative Exchangeable Redeemable
Preferred Stock............................   $  101,959    $  122,267    $  100,346    $  136,900
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------

    The Company believes the fair value of its cash and marketable securities due to their short term maturities approximates their carrying value. There is no quoted market prices for the securities representing the Company's investment in Purity and it is not practicable considering the materiality of this investment to the Company to obtain an estimate of its fair value (see Notes 27 and 29).

    The fair value of the Pathmark Term Loan and the Pathmark and Plainbridge Working Capital Facilities approximated their carrying value due to their floating interest rates. The fair value of the notes, debentures and Exchangeable Preferred Stock are based on the quoted market prices at January 28, 1995 and January 29, 1994, since such instruments are publicly traded. The Company has evaluated its 10.25% PTK Exchangeable Guaranteed Debentures, other debt (primarily mortgages), industrial revenue bonds and believes based on interest rates, related terms and maturities that the fair value of such instruments approximates their respective carrying amounts.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                                         FISCAL YEARS
                                                               --------------------------------
                                                                 1994        1993        1992
                                                               --------    --------    --------
Pathmark Term Loan..........................................   $ 27,281    $  6,471    $     --
Pathmark Working Capital Facility...........................      4,458         978          --
Plainbridge Working Capital Facility........................        538         118          --
Pathmark Senior Subordinated Notes
  Amortization of original issue discount...................        354          93          --
  Currently payable.........................................     42,350      11,176          --
Pathmark Deferred Coupon Notes, accruable but not payable...     13,541       3,312          --
Pathmark Subordinated Debentures............................     12,088       3,156          --
Pathmark Subordinated Notes.................................     23,136       6,068          --
Amortization of PTK Exchangeable Guaranteed Debentures
original issue discount.....................................     12,501       3,549          --
Amortization of debt issuance costs.........................      7,028       4,870       4,369
Obligations under capital leases............................     15,694      14,957      15,500
Mortgages payable...........................................      4,398       4,579       4,853
Holdings Subordinated Notes.................................        149      17,253      15,629
Other, net..................................................      7,332       7,164      10,562
Old bank credit agreement...................................         --       4,337       7,595
Holdings Senior Subordinated Notes..........................         --      41,573      60,550
Holdings Subordinated Debentures
  Accruable but not payable.................................         --          --      18,480
  Currently payable.........................................         --      38,711      32,744
Holdings Discount Debentures................................         --      20,794       9,196
Amortization of Holdings original issue discount............         --         951      18,295
                                                               --------    --------    --------
Interest expense............................................   $170,848    $190,110    $197,773
                                                               --------    --------    --------
                                                               --------    --------    --------

    The Company made cash interest payments of $129.6 million in Fiscal 1994, $196.5 million in Fiscal 1993 and $132.8 million in Fiscal 1992.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--LEASES

    At January 28, 1995, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                                          CAPITAL     OPERATING
                                                                           LEASES      LEASES
                                                                          --------    ---------
1995...................................................................   $ 33,357    $  31,590
1996...................................................................     30,043       29,404
1997...................................................................     27,203       26,673
1998...................................................................     23,599       24,838
1999...................................................................     18,956       22,952
Later years............................................................    147,184      212,518
                                                                          --------    ---------
Total minimum lease payments(a)........................................    280,342    $ 347,975
                                                                                      ---------
                                                                                      ---------
Less: executory costs (such as taxes, maintenance and insurance).......      2,647
                                                                          --------
Net minimum lease payments.............................................    277,695
Less: amounts representing interest....................................    132,275
                                                                          --------
Present value of net minimum lease payments (including current
installments of $18,298)...............................................   $145,420
                                                                          --------
                                                                          --------

- ------------

(a) Net of sublease income of $12,037 and $186,962 for capital and operating leases, respectively.

    During Fiscal 1994, Fiscal 1993 and Fiscal 1992, the Company incurred capital lease obligations of $21.3 million, $25.7 million and $8.7 million, respectively, in connection with lease agreements to acquire property and equipment.

    Rent expense included in continuing operations under all operating leases having noncancellable terms of more than one year is summarized as follows (dollars in thousands):

                                                                          FISCAL YEARS
                                                                --------------------------------
                                                                  1994        1993        1992
                                                                --------    --------    --------
Minimum rentals..............................................   $ 49,694    $ 45,586    $ 37,894
Contingent rentals(b)........................................        318         193         196
Less: rentals from subleases.................................    (13,092)     (5,725)     (3,831)
                                                                --------    --------    --------
Rent expense.................................................   $ 36,920    $ 40,054    $ 34,259
                                                                --------    --------    --------
                                                                --------    --------    --------

- ------------

(b) Primarily based on sales.

NOTE 16--RELATED PARTY TRANSACTIONS

    The following is a summary of related party agreements and transactions between Pathmark and Plainbridge, the effects of which have been eliminated in consolidation.

1) Spin-off:

  A) Services Agreements:

    Pathmark, Plainbridge and the Company are parties to agreements pursuant to which Pathmark will continue to provide certain administrative services relating to the warehouse, distribution and home

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--RELATED PARTY TRANSACTIONS--(CONTINUED) centers operations of Plainbridge and certain administrative services to Chefmark. Such services include, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. Each of the agreements have an initial term of five years, with renewal options at the end of such term. The cost of the services charged to Plainbridge and Chefmark under these agreements in the aggregate was approximately $13.7 million and $4.2 million for the fiscal year ended January 28, 1995 and for the period from the date of the Plainbridge Spin-Off through January 29, 1994, respectively.

  B) The Logistical Services Agreement:

    In connection with the Plainbridge Spin-Off, Pathmark and Plainbridge entered into the Logistical Services Agreement to provide for the supply by Plainbridge to Pathmark of most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. Pursuant to the Logistical Services Agreement, Pathmark directs the purchase of the merchandise to be provided to it by Plainbridge. Pathmark negotiates directly with vendors regarding the types of merchandise required, the quantities needed, the delivery schedules, the pricing, and all the other terms and conditions of sale. All merchandise is ordered by Pathmark for the account of Plainbridge, which will pay for and will retain title to such merchandise until it has been delivered to Pathmark. If requested by a vendor, Pathmark, in its sole discretion, may guarantee payment of such orders by Plainbridge. Pathmark guaranteed approximately $37.3 million and $42.8 million of such orders at January 28, 1995 and January 29, 1994, respectively. In general, the Logistical Services Agreement also requires Plainbridge to perform the same services in substantially the same manner as they were performed by Pathmark's warehouse and distribution group prior to the Plainbridge Spin-Off.

    The Logistical Services Agreement requires that, with certain exceptions and subject to certain termination rights, Plainbridge is to sell to Pathmark, for a period of ten years, to the extent requested by Pathmark, all of Pathmark's merchandise requirements for both its existing and future stores. In addition, Pathmark has five one-year renewal options following the expiration of the original ten-year term. The Logistical Services Agreement does not limit Pathmark's ability to purchase goods from other suppliers. For the fiscal year ended January 28, 1995 and for the period from the date of the Plainbridge Spin-Off through January 29, 1994, the Company purchased 81% and 83%, respectively, of its total merchandise purchases from Plainbridge. Merchandise that Pathmark customarily obtains directly from vendors is excluded from the Logistical Services Agreement.

    The Logistical Services Agreement requires Plainbridge to store and deliver to Pathmark all merchandise purchased at Pathmark's direction. Pathmark is required in good faith to designate Plainbridge as its carrier with respect to merchandise customarily shipped directly from vendors to Pathmark's stores. Plainbridge may be required to maintain inventory with a book value of at least $130.0 million for the exclusive use of Pathmark, and to the extent that the inventory value falls below such level, Plainbridge may be asked by Pathmark to purchase sufficient merchandise to maintain such level to the extent such merchandise is ordered by Pathmark. Plainbridge is also required to accommodate physical annual increases of up to five percent in the volume of Pathmark directed purchases of merchandise to be handled by Plainbridge. Pathmark is to reimburse Plainbridge for all reasonable incremental out-of-pocket costs (but not capital costs) incurred by Plainbridge for the storage and the handling of merchandise that is in excess of the five percent annual capacity increase, provided that such out-of-pocket costs do not exceed the costs of storage and of handling at local independent warehouses.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--RELATED PARTY TRANSACTIONS--(CONTINUED)
    Upon the delivery of merchandise to Pathmark's stores by Plainbridge, Pathmark will owe Plainbridge for the cost of the merchandise plus a specified variable payment. This payment will vary according to the type and to the value of the merchandise. A minimum annual fee will be payable by Pathmark to the extent that the aggregate of the variable fees described above payable in any year does not exceed the minimum annual fee. The minimum annual payment for Fiscal 1995 is $134.9 million and such fee is adjusted upward (but not downward) each fiscal year by the rate of inflation. This minimum payment was based upon the historical cost to Pathmark of operating the warehouse, distribution and transportation facilities. Pathmark is obligated to pay the minimum annual fee to Plainbridge irrespective of whether Pathmark purchases merchandise from other suppliers, except in cases of force majeure or when Plainbridge shall have materially breached the Logistical Services Agreement or shall have failed to obtain or to maintain the licenses and the permits needed to operate its business. The minimum annual fee will be reduced to the extent that the volume of merchandise purchases decreases as a result of any store dispositions by Pathmark and will also be reduced if the volume of Pathmark-directed merchandise falls below 90% of the actual volume achieved in Fiscal 1992, to the extent that Plainbridge is, as a result, able to realize reductions in its operating costs. Under this agreement, Pathmark paid Plainbridge approximately $139.4 million during Fiscal 1994 and $36.1 million during the period from the date of the Plainbridge Spin-Off to January 29, 1994. Plainbridge grants Pathmark an allowance, which is based on the amount of merchandise purchased by Plainbridge at Pathmark's direction. The allowance is credited against the variable fees and the minimum annual fee obligation. In Fiscal 1994 and for the period from the date of the Plainbridge Spin-Off through January 29, 1994, an allowance of approximately $25.5 and $6.6 million, respectively, was received by Pathmark. In addition, certain cost benefits, which were derived from increases in the volume or value of merchandise purchased from Plainbridge by Pathmark or by third parties, are to be shared equally between Pathmark and Plainbridge. Estimated fees are payable in weekly installments, and an annual reconciliation is performed for the amount of fees that are actually payable for such year. Pathmark will pay to Plainbridge the costs of the merchandise at the time a vendor requires payment from Plainbridge.

    The Logistical Services Agreement allows Plainbridge to sell merchandise and to provide logistical services to third parties, although it is not permitted to sell merchandise to supermarkets, drug stores and to other retail stores stocking merchandise carried by Pathmark in Pathmark's current market areas. An exception is made for retail stores that do not, in the ordinary course of business, engage to a significant degree in the sale of food or of pharmacy related products, without Pathmark's prior written consent which consent may not be unreasonably withheld. Plainbridge is also permitted to "piggyback" such third parties' orders onto Pathmark's orders from vendors, so long as they do not interfere with Pathmark's delivery schedules, quantity needs or other requirements.

    Plainbridge and Pathmark are allowed to terminate the Logistical Services Agreement if the other (i) materially breaches its terms and fails to cure such breach for 60 days after written notice has been provided by the other party or
(ii) experiences certain insolvency events. Additionally, following the fourth anniversary of the date of the Logistical Services Agreement, the Company has the option of terminating it at will on six months notice. If Pathmark terminates the Logistical Services Agreement because of a material breach by, or insolvency of, Plainbridge, Pathmark has the right to purchase, within 30 days of the termination, that portion of the assets of Plainbridge which is essential to the support of Plainbridge's obligations to Pathmark under the Logistical Services Agreement (the "Pathmark Distribution Assets") at the lower of (i) their net book value or (ii) their fair market value. If the Company exercises its at will option to terminate the Logistical Services Agreement, the

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--RELATED PARTY TRANSACTIONS--(CONTINUED)
Company is required to offer to purchase the Pathmark Distribution Assets at their fair market value. If Plainbridge terminates the Logistical Services Agreement because of a material breach by, or insolvency of Pathmark, Plainbridge has the right to sell to Pathmark (and Pathmark will have the obligation to buy) the Pathmark Distribution Assets at their fair market value within 30 days of such termination.

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

    Other provisions of the Logistical Services Agreement include (i) that Plainbridge passes on to Pathmark all discounts and all allowances made available to it by vendors in respect of merchandise purchased for Pathmark, unless such discounts or allowances were made available solely as a result of actions taken or not taken by Plainbridge, (ii) that Plainbridge must ensure that merchandise quality meets or exceeds the standards established by Pathmark for such merchandise, and that Pathmark may place its representatives at the Distribution Facilities to ensure that such quality is maintained, (iii) that Plainbridge deliver merchandise to Pathmark at a 98% or better level of service, as measured in accordance with Pathmark's practices prior to the Plainbridge Spin-Off, (iv) that Pathmark pay Plainbridge for any use of trailers for storage and (v) that each of Pathmark and Plainbridge cooperate to reduce costs and to improve service levels.

    In addition, pursuant to a supply agreement between Chefmark and Pathmark (the "Chefmark Supply Agreement"), Chefmark supplies Pathmark with merchandise from its banana ripening and deli food preparation operations. The Chefmark Supply Agreement provides that, for a period of seven years, such services are to be performed by Chefmark in substantially the same manner as they have been performed by Pathmark's banana ripening and deli food preparation operations prior to the Chefmark Spin-Off.

2) Other:

    In conjunction with the Plainbridge Spin-Off, certain real property was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. During Fiscal 1994 and for the period from the date of the Plainbridge Spin-Off through January 29, 1994, such rentals amounted to $4.4 million and $1.1 million, respectively.

    In addition, Pathmark is leasing six store properties to Plainbridge, with a net book value of $9.0 million at January 28, 1995. The Company believes that the rentals received from Plainbridge approximate fair value. During Fiscal 1994 and for the period from the date of the Plainbridge Spin-Off through January 29, 1994, such rentals amounted to $3.8 million and $1.0 million, respectively.

    As discussed in Note 25, certain Management Investors issued Recourse Notes to the Company related to the purchase of the Company's Class A common stock. These Management Investors have pledged shares of SMG-II Class A common stock to secure the repayment of the Recourse Notes. Recourse Notes in the amount of $1.7 million were outstanding at January 28, 1995 and January 29, 1994.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--RELATED PARTY TRANSACTIONS--(CONTINUED)
    During Fiscal 1994, the Company paid ML & Co. fees of approximately $1.0 million related to the disposal of the home centers segment. During Fiscal 1993, in conjunction with the Recapitalization, the Company paid ML & Co. fees of $12.8 million.

NOTE 17--RETIREMENT AND BENEFIT PLANS

    The Company has several noncontributory defined benefit pension plans, the most significant of which is the SGC Pension Plan, which covers substantially all nonunion and certain union associates of Pathmark and Plainbridge. Pension benefits to retired and to terminated vested associates are primarily based upon their length of service and upon a percentage of qualifying compensation. The Company's funding policy, which is consistent with federal funding requirements, is intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Due to the overfunding status of the SGC Pension Plan, no contributions were required during the last three fiscal years.

    The following table sets forth the funded status of the pension plans and the amounts recognized in the Company's financial statements (dollars in thousands):

                                                    JANUARY 28, 1995              JANUARY 29, 1994
                                               --------------------------    --------------------------
                                                 ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                 EXCEED        BENEFITS        EXCEED        BENEFITS
                                               ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                BENEFITS        ASSETS        BENEFITS        ASSETS
                                               -----------    -----------    -----------    -----------
Actuarial present value of accumulated
  benefit obligation:
    Vested..................................    $ (80,405)     $ (16,131)     $ (93,214)     $ (15,852)
    Unvested................................       (4,050)          (349)        (6,194)          (149)
                                               -----------    -----------    -----------    -----------
    Total...................................      (84,455)       (16,480)       (99,408)       (16,001)
Plan assets at fair value...................      130,552            251        147,329            508
                                               -----------    -----------    -----------    -----------
Plan assets higher (lower) than accumulated
benefit obligation..........................    $  46,097      $ (16,229)     $  47,921      $ (15,493)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Actuarial present value of projected
  benefit obligation........................    $ (97,064)     $ (17,991)     $(131,877)     $ (17,657)
Plan assets at fair value...................      130,552            251        147,329            508
                                               -----------    -----------    -----------    -----------
Plan assets higher (lower) than projected
benefit obligation..........................       33,488        (17,740)        15,452        (17,149)
Unrecognized net loss (gain) from past
  experience different from that assumed and
effects of changes in assumptions...........      (22,345)          (883)       (13,034)           535
Unrecognized prior service cost.............          (83)         2,051          1,086            392
                                               -----------    -----------    -----------    -----------
Prepaid (accrued) pension cost..............    $  11,060      $ (16,572)     $   3,504      $ (16,222)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

    Assets of the Company's pension plans are invested in marketable securities, comprised, primarily of equities of domestic corporations, U.S. Government instruments and money market investments.

    The increase in the prepaid pension cost at January 28, 1995 is primarily due to the pension plan curtailment gain related to the sale of the home centers segment (see Notes 4 and 8).

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--RETIREMENT AND BENEFIT PLANS--(CONTINUED)
    The following table provides the assumptions used in determining the actuarial present value of the projected benefit obligation:

                                                                       JANUARY 28,    JANUARY 29,
                                                                          1995           1994
                                                                       -----------    -----------
Weighted average discount rate......................................       8.5%           7.25%
Rate of increase in future compensation levels......................       5.5            5.5
Expected long-term rate of return on plan assets....................       9.5            9.5

    The change in the weighted average discount rate, which is used in determining the actuarial present value of the projected benefit obligation, will not have a material impact on the Company's net pension cost for Fiscal 1995.

    The net periodic pension cost included in continuing operations is comprised of the following components (dollars in thousands):

                                                                         FISCAL YEARS
                                                               --------------------------------
                                                                 1994        1993        1992
                                                               --------    --------    --------
Service cost of benefits earned during the period...........   $  4,425    $  3,915    $  4,018
Interest cost on projected benefit obligation...............      9,103       8,530       8,499
Actual gain on plans' assets................................        (61)    (10,352)     (9,221)
Net amortization and deferral...............................    (10,884)         55        (583)
                                                               --------    --------    --------
Net periodic pension cost...................................   $  2,583    $  2,148    $  2,713
                                                               --------    --------    --------
                                                               --------    --------    --------

    The Company also contributes to many multi-employer plans which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $18.0 million in Fiscal 1994, $17.9 million in Fiscal 1993 and $17.7 million in Fiscal 1992.

    The Company sponsors a savings plan for eligible nonunion associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.5 million in Fiscal 1994, $4.0 million in Fiscal 1993 and $3.0 million in Fiscal 1992.

    The Company maintains a Voluntary Employee Benefit Association ("VEBA") to provide for certain employee health benefits. The Company's tax-deductible contributions to the VEBA were $19.9 million in Fiscal 1994, $25.8 million in Fiscal 1993 and $21.3 million in Fiscal 1992.

NOTE 18--OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    The Company provides to its associates postretirement benefits, principally health care and life insurance benefits. The accumulated postretirement benefit obligation was determined utilizing an assumed discount rate of 8.5% at January 28, 1995 and 7.75% at January 29, 1994 and by applying the provisions of the Company's medical plans, the established maximums and sharing of costs, the relevant actuarial assumptions and the health-care cost trend rates which are projected at 10.0% and which grade down to 5.75% in Fiscal 1999. The effect of a 1% change in the assumed cost trend rate would change the accumulated postretirement benefit obligation by approximately $2.3 million as of January 28, 1995 and would change the net periodic postretirement benefit cost by $0.2 million for Fiscal 1994.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS--(CONTINUED) The net postretirement benefit costs related to continuing operations consisted of the following components (dollars in thousands):

                                                                                FISCAL YEARS
                                                                              ----------------
                                                                               1994      1993
                                                                              ------    ------
Service cost of benefits earned during the year............................   $  700    $1,004
Interest cost on accumulated postretirement benefit obligation.............    1,870     2,257
                                                                              ------    ------
Net postretirement benefit cost............................................   $2,570    $3,261
                                                                              ------    ------
                                                                              ------    ------

    The annual charges recorded by the Company on a pay-as-you-go (cash basis) amounted to $1.2 million in Fiscal 1992.

    The following table provides information on the status of the plans (dollars in thousands):

                                                                         JANUARY 28,    JANUARY 29,
                                                                            1995           1994
                                                                         -----------    -----------
Accumulated postretirement benefit obligation:
  Retirees............................................................     $14,018        $13,057
  Other active plan participants......................................      18,325         22,528
                                                                         -----------    -----------
Total.................................................................     $32,343        $35,585
                                                                         -----------    -----------
                                                                         -----------    -----------

    The Company also provides to its associates postemployment benefits, primarily long-term disability and salary continuation. The obligation for these benefits was determined by application of the provisions of the Company's long-term disability plan and includes the age of active claimants at disability and at valuation, the length of time on disability and the probability of claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4%.

    The accumulated postemployment benefit obligation as of January 28, 1995 and January 29, 1994 was $8.3 million and $8.4 million, respectively. The net postemployment benefit cost for continuing operations consisted of the following components (dollars in thousands):

                                                                                FISCAL YEARS
                                                                              ----------------
                                                                               1994      1993
                                                                              ------    ------
Service cost of benefits earned during the year............................   $1,644    $1,292
Interest cost on accumulated postemployment obligation.....................      304       295
                                                                              ------    ------
Net postemployment benefit cost............................................   $1,948    $1,587
                                                                              ------    ------
                                                                              ------    ------

    The annual charges recorded by the Company on a pay-as-you-go (cash basis) amounted to $1.4 million in Fiscal 1992.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--INCOME TAXES

    The income tax provision (benefit) from continuing operations is comprised of the following (dollars in thousands):

                                                                          FISCAL YEARS
                                                                --------------------------------
                                                                  1994        1993        1992
                                                                --------    --------    --------
Current
  Federal....................................................   $  3,079    $  1,098    $  8,948
  State......................................................      4,882       7,045      10,456
Deferred
  Federal....................................................      2,534     (14,539)     (9,814)
  State......................................................      1,613      (5,406)     (2,414)
Change in valuation allowance................................     (7,962)     (8,950)         --
                                                                --------    --------    --------
Income tax provision (benefit)...............................   $  4,146    $(20,752)   $  7,176
                                                                --------    --------    --------
                                                                --------    --------    --------

    The effective tax rate applicable to continuing operations differs from the federal statutory tax rate as follows:

                                                                         FISCAL YEARS
                                                                  ---------------------------
                                                                  1994       1993       1992
                                                                  -----      -----      -----
Federal income tax provision (benefit) at statutory tax rate...    35.0%     (35.0)%    (34.0)%
State income taxes.............................................    40.3        4.5         .9
Tax credits....................................................    (6.3)      (2.0)       (.1)
Change in valuation allowance..................................   (49.4)     (21.8)        --
Other..........................................................     6.1       (2.9)       (.2)
Effect of loss carryback at 34% rate...........................      --        1.0         --
Amortization of goodwill.......................................      --         --        1.0
Goodwill write off.............................................      --         --       33.6
                                                                  -----      -----      -----
Effective tax rate.............................................    25.7%     (56.2)%      1.2%
                                                                  -----      -----      -----
                                                                  -----      -----      -----

    Deferred tax assets and liabilities consist of the following (dollars in thousands):

                                                       JANUARY 28, 1995            JANUARY 29, 1994
                                                   ------------------------    ------------------------
                                                    ASSETS      LIABILITIES     ASSETS      LIABILITIES
                                                   ---------    -----------    ---------    -----------
Depreciation....................................   $      --     $   80,301    $      --     $  107,924
Merchandise inventory and gross profit..........          --         19,059           --         16,946
Prepaid expenses................................          --          6,914           --          7,234
Self-insured liabilities........................      46,020             --       56,158             --
Benefit plans...................................       9,034             --       21,404             --
Lease capitalization............................      17,284             --       18,960             --
Closed store reserves...........................      10,520             --       15,586             --
Alternative minimum taxes.......................       5,969             --        2,890             --
General business credits........................      10,600             --        9,029             --
Net operating loss carryforwards................      12,179             --       19,156             --
Other postretirement and postemployment
benefits........................................      17,359             --       18,880             --
Capital loss carryforward.......................          --             --        5,084             --
Other...........................................      13,191          3,130       10,825          4,542
                                                   ---------    -----------    ---------    -----------
Subtotal........................................     142,156        109,404      177,972        136,646
Less: valuation allowance.......................      26,783             --       38,436             --
                                                   ---------    -----------    ---------    -----------
Total...........................................   $ 115,373     $  109,404    $ 139,536     $  136,646
                                                   ---------    -----------    ---------    -----------
                                                   ---------    -----------    ---------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--INCOME TAXES--(CONTINUED)
    The Company has a net deferred tax asset of approximately $32.8 and $41.3 million at January 28, 1995 and January 29, 1994, respectively. Although the Company generated pretax earnings in Fiscal 1994, the Company was unable to conclude that realization of such deferred tax assets was more likely than not, due to pretax losses experienced in prior years. Accordingly, the Company has provided a valuation allowance of $26.8 million and $38.4 million at January 28, 1995 and January 29, 1994, respectively, to fully reserve its net deferred tax assets, except for the alternative minimum tax credit carryforwards which do not expire. Management will continue to assess the likelihood of realizing its deferred tax assets and will adjust the valuation allowance when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize such deferred tax assets. Such reductions in the valuation allowance, if any, will be reflected as a component of income tax expense.

    The capital loss carryforward at January 29, 1994 was utilized during Fiscal 1994 offsetting the capital gain generated by the sale of the home centers segment. The net operating loss carryforwards, including state net operating loss carryforwards, expire from Fiscal 1998 to Fiscal 2008.

    The Company's state income tax provision, net of the change in the valuation allowance in Fiscal 1994, includes the recording of state taxes for certain issues related to prior years and the inability to utilize loss carryforwards in certain states. The Fiscal 1993 and Fiscal 1992 state income tax provisions resulted primarily from taxable income generated in New Jersey due to the nondeductibility of a significant portion of intercompany interest expense.

    The income tax receivable of $7.8 million at January 28, 1995 includes a carryback refund claim related to the Fiscal 1993 net operating tax loss. The refund was received during the first quarter of Fiscal 1995.

    In Fiscal 1994, Fiscal 1993, and Fiscal 1992, the Company made income tax payments of $6.5 million, $3.1 million and $21.0 million, respectively, and received income tax refunds of $25.9 million, $10.1 million and $5.9 million, respectively.

    The Internal Revenue Service has completed its audits through Fiscal 1989 and is currently auditing Fiscal 1990 through Fiscal 1993.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20--COMMITMENTS AND CONTINGENCIES

    In August 1991, the Company entered into a long-term agreement with Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM, to provide a wide range of information systems services. Under the agreement, ISSC has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement, and which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations, were $16.0 million, $12.6 million and $12.9 million during Fiscal 1994, Fiscal 1993 and Fiscal 1992, respectively. Further, in Fiscal 1993, the Company expensed an additional $8.1 million of technical information costs in connection with the Plainbridge Spin-Off (see Note 3).

    The Company is contingently liable for certain obligations of the Purity Operations primarily consisting of approximately 60 leases for real property, in the event of default thereunder by the purchaser of the Purity Operations. As of January 28, 1995, the estimated present value of such lease obligations approximated $109.5 million. The Company is also contingently liable for certain obligations of the recently sold home centers segment primarily consisting of 19 leases for real property, in the event of default thereunder by the purchaser of the recently sold home centers segment. As of January 28, 1995, the estimated present value of such lease obligations approximated $27.6 million.

    In addition to the litigation referred to above, the Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, the results of operations or the business of the Company.

NOTE 21--PROVISION FOR STORE CLOSINGS

    Effective with the beginning of the second quarter of Fiscal 1993, the Company originally made a decision to close or to dispose of five stores which the Company believed would continue to be unprofitable. As a result, the Company recorded a pretax charge in the second quarter of Fiscal 1993 of approximately $6.0 million. Operating results for the five stores had previously been excluded from the consolidated statements of operations since the beginning of the second quarter of Fiscal 1993. However, the Company decided on December 31, 1994 that two of the five stores would continue to be operated and, therefore, the operating results for these two stores have been included in the Fiscal 1994 and Fiscal 1993 consolidated statements of operations. The inclusion of these two stores had no significant effect on the Fiscal 1994 or 1993 reported results. The remaining three stores were closed during the fourth quarter of Fiscal 1994 and the related leases have been assigned or sublet subsequent to January 28, 1995.

NOTE 22--LABOR DISPUTE

    The Company's pretax earnings in the second quarter of Fiscal 1993 were adversely impacted by a labor dispute and by the related promotional programs implemented subsequent to such labor dispute. The related promotional programs were implemented in order to regain sales levels. The Company, with three other major supermarket companies (ShopRite, Foodtown and Grand Union), conducted separate but simultaneous negotiations with respect to an expired labor contract. The major issues of the contract concerned health care and related benefits. On May 7, 1993, the union began selective strikes

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 22--LABOR DISPUTE--(CONTINUED)
against one of the Company's competitors. Over the course of the next three weeks, the labor dispute expanded until, on May 28, 1993, union members at over 250 supermarkets, including 53 Pathmark supermarkets, were either on strike or locked out. On May 29, 1993, the labor dispute was settled and, in June, the union membership ratified a new four-year contract, and the membership returned to work.

NOTE 23--EXTRAORDINARY ITEMS

    The extraordinary items reflected in the consolidated statements of operations are comprised of (dollars in thousands):

                                                                           INCOME
                                                                             TAX          NET
   FISCAL 1994                                                 LOSS        BENEFIT       LOSS
- ----------------------------------------------------------   ---------    ---------    ---------
Loss on early extinguishment of indebtedness..............   $  (3,687)   $      --    $  (3,687)
                                                             ---------    ---------    ---------
                                                             ---------    ---------    ---------

   FISCAL 1993
- ----------------------------------------------------------
Loss on early extinguishment of indebtedness..............   $(115,509)   $  (9,354)   $(106,155)
                                                             ---------    ---------    ---------
                                                             ---------    ---------    ---------
   FISCAL 1992
- ----------------------------------------------------------
Loss on acceleration of Old Term Loan paydown.............   $  (1,087)   $    (455)   $    (632)
Loss on early extinguishment of Holdings Senior
Subordinated Notes........................................      (6,952)      (2,821)      (4,131)
                                                             ---------    ---------    ---------
Extraordinary items.......................................   $  (8,039)   $  (3,276)   $  (4,763)
                                                             ---------    ---------    ---------
                                                             ---------    ---------    ---------

    During Fiscal 1994, in connection with the disposal of the home centers segment, the Company was required to pay down $62.9 million of PTK DIBs. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of indebtedness of $3.7 million.

    During Fiscal 1993, in connection with the Recapitalization, the Company repaid or exchanged $1.3 billion of indebtedness through the issuance of new Pathmark and PTK indebtedness. This repayment of outstanding indebtedness and this origination of new indebtedness included premiums and other expenses and included the write off of existing deferred financing fees associated with indebtedness which was extinguished. This resulted in a net loss on early extinguishment of indebtedness which totalled $106.0 million. The Company also repaid $2.5 million principal amount of indebtedness, which was secured by mortgages on two retail properties which were transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of indebtedness of $0.06 million. In addition, the Company repaid $5.7 million aggregate principal amount of indebtedness, which was secured by a mortgage on the distribution center of the home centers segment transferred to Plainbridge. This repayment resulted in a net loss on early extinguishment of indebtedness of $0.1 million.

    During Fiscal 1992, the Company paid the remaining $132.0 million principal outstanding of the Old Term Loan by utilizing a portion of the proceeds from the sale of the Holdings Subordinated Notes resulting in the accelerated amortization of the deferred financing costs related to the Old Term Loan of $1.1 million, before applicable income tax benefit of $0.5 million.

    During Fiscal 1992, utilizing a portion of the proceeds from the sale of the Holdings Subordinated Notes, as well as utilizing additional Old Working Capital Facility borrowings, the Company, through open market purchases, purchased $71.0 million principal amount of Holdings Senior Subordinated Notes at a cost of $76.0 million. The premium paid of $5.0 million, as well as the accelerated amortization of deferred financing costs and of transaction expenses of $1.5 million related to the

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 23--EXTRAORDINARY ITEMS--(CONTINUED) repurchased Holdings Senior Subordinated Notes, resulted in a loss of $6.5 million, before an applicable income tax benefit of $2.6 million.

    During Fiscal 1992, SMG-II purchased, and subsequently contributed to the Company, $4.8 million principal amount of Holdings Senior Subordinated Notes. The Company, through open market purchases, purchased an additional $1.2 million principal amount of Holdings Senior Subordinated Notes. The premium paid on the contributed and on the purchased Holdings Senior Subordinated Notes of $0.3 million, as well as the amount paid for the accelerated amortization of deferred financing costs and for the transaction expenses of $0.1 million related to the repurchased Holdings Senior Subordinated Notes, resulted in a loss of $0.4 million, before an applicable income tax benefit of $0.2 million.

NOTE 24--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

    The Company's Exchangeable Preferred Stock, which has a maturity date of December 31, 2007, consists of 9,000,000 authorized shares of which 4,890,671 shares are issued and outstanding at January 28, 1995. The fair market value of the Exchangeable Preferred Stock at date of original issuance of October 5, 1987 was $20 per share and the liquidation preference is $25 per share. Due to its mandatory redemption requirements, the Exchangeable Preferred Stock has been stated on the balance sheet as redeemable securities. The difference between fair market value at date of issue and liquidation preference is being accreted quarterly.

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

    Commencing December 31, 2004, the Company is required to redeem in each year 20% of the highest amount at any time outstanding of the Exchangeable Preferred Stock. The redemption process is calculated to retire 60% of the issue prior to final maturity with the remaining amount of the issue to be redeemed at maturity.

    If an amount equal to six quarterly dividends is in arrears in whole or in part, the holders of the Exchangeable Preferred Stock, voting as a class, may elect two members of the Board of Directors of the Company at a special meeting called by the Company until such time as all accrued dividends on the Exchangeable Preferred Stock shall have been paid for all dividend periods.

    The Company has the option to require holders to exchange the Exchangeable Preferred Stock on any dividend payment date, in whole or in part, for exchange debentures (the "Exchange Debentures") of the Company. Such option is available at any time if (a) no event of default exists under any of the Company's loan agreements and (b) the exchange is allowed under the provisions of the limitation on the Company's indebtedness and other applicable provisions of the Company's loan agreements. Any such exchange will result in the issuance of Exchange Debentures in an amount equal to the aggregate

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 24--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED) liquidation preference of all shares of Exchangeable Preferred Stock being exchanged into Exchange Debentures and in an amount equal to all accrued but unpaid dividends.

    During Fiscal 1991, SMG-II made a capital contribution to the Company of 2.8 million shares of Exchangeable Preferred Stock, which were purchased pursuant to the Exchangeable Preferred Stock Offer and to the open market transactions. The Company has retired these shares (see Note 1).

    Exchangeable Preferred Stock activity for the three years ended January 28, 1995 was as follows (dollars in thousands):

                                                                       NUMBER OF
                                                                         SHARES       AMOUNT
                                                                       ----------    --------
Balance, February 1, 1992...........................................    4,408,605    $ 85,069
  Non-cash dividends................................................      482,066      12,214
  Accretion.........................................................           --       1,508
                                                                       ----------    --------
Balance, January 30, 1993...........................................    4,890,671      98,791
  Accretion.........................................................           --       1,555
                                                                       ----------    --------
Balance, January 29, 1994...........................................    4,890,671     100,346
  Accretion.........................................................           --       1,613
                                                                       ----------    --------
Balance, January 28, 1995...........................................    4,890,671    $101,959
                                                                       ----------    --------
                                                                       ----------    --------

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Prior to the Recapitalization, the Old Bank Credit Agreement and the terms of the indentures governing the Company's public debt restricted the payment of cash dividends on the Exchangeable Preferred Stock unless certain conditions were met, including tests relating to earnings and to cash flow ratios of the Company. Prior to the Recapitalization, the Company had not met the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. Subsequent to the Recapitalization, Holdings does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at January 28, 1995, the unpaid dividends of $38.7 million were accrued and included in other noncurrent liabilities.

    Dividends on the Exchangeable Preferred Stock must be paid in full for all prior periods as of the most recent dividend payment date before any dividends, other than dividends payable in shares of the Company's common stock or in any other class of the Company's capital stock ranking junior to the Exchangeable Preferred Stock, can be paid or can be set apart for payment to holders of common stock or to holders of any other shares which would rank junior to the Exchangeable Preferred Stock. In addition, dividends on the Exchangeable Preferred Stock must be paid in full for all prior periods before the redemption or purchase by the Company of shares of common stock or any other shares which would rank junior to the Exchangeable Preferred Stock.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 25--COMMON STOCK

    The Company's authorized common stock, par value $.01 per share, consists of 1,075,000 shares of Class A common stock and 1,000,000 shares of Class B common stock, of which 650,675 shares and 320,000 shares, respectively, were issued and outstanding at January 28, 1995 and at January 29, 1994.

    Holders of shares of Class A common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of Class B common stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of the Company. Subject to compliance with certain procedures, holders of Class B common stock may exchange their shares for shares of Class A common stock and holders of Class A common stock may exchange their shares for shares of Class B common stock on a share-for-share basis. Upon liquidation or dissolution of the Company, holders of the Company's common stock are entitled to share ratably in all assets available for distribution to stockholders. Payment of all prior claims, including liquidation rights of any Exchangeable Preferred Stock outstanding, must be made before the holders of the Company's common stock are entitled to any distribution. Holders of the Company's common stock have no preemptive or subscription rights.

    On February 4, 1991, as a result of the consummation of the Exchange Offer, all shares of the Company's Class A common stock and Class B common stock were owned directly by SMG-II. SMG-II is effectively a holding company for the operations of the Company (see Note 1).

    The Company and certain executives of Supermarkets (collectively, "Management Investors") entered into a management subscription agreement under which, on October 5, 1987, the Management Investors purchased an aggregate of 100,000 shares of Class A common stock for consideration of $100 per share. In connection with the Exchange Offer, the Management Investors entered into an agreement (the "Management Investors Exchange Agreement") with respect to the SMG-II common stock which was received in exchange for the Company's Class A common stock. Under the terms of the Bank Credit Agreement, there are limitations in the amount of repurchases from Management Investors: $2 million during any fiscal year and $5 million in the aggregate. Prior to the Exchange Offer, all of the Class A common stock held by Management Investors was classified as Redeemable Securities. In Fiscal 1991, prior to the Exchange Offer, the Company repurchased 3,490 shares from Management Investors at an aggregate cost of $0.4 million.

    Certain Management Investors, who purchased shares of Class A common stock, borrowed a portion of the purchase price from the Company and were required to deliver a note to the Company ("Recourse Note") in the principal amount of the loan (see Note 16). Interest on the Recourse Note is to be paid annually and the principal is to be paid on the tenth anniversary of the date of issue. Each Management Investor who issued a Recourse Note was required to enter into a stock pledge agreement ("Stock Pledge Agreement") with the Company, pursuant to which the Management Investor pledged shares of Class A common stock to secure the repayment of the Recourse Note. In connection with the Exchange Offer, each Management Investor who issued a Recourse Note was required to execute an amendment to the Stock Pledge Agreement which provided for the substitution of the SMG-II common stock received in the Exchange Offer for the Company Class A common stock, in order, to secure the repayment of the Recourse Note. In connection with the repurchases of common stock from Management Investors, no payments of Recourse Notes were made during Fiscal 1994, Fiscal 1993 and Fiscal 1992. Recourse Notes in the amount of approximately $1.7 million were outstanding at January 28, 1995 and January 29, 1994. The Recourse Notes were included in other assets at January 28, 1995 and January 29, 1994.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 26--STOCK OPTION PLANS

    The Management Investors 1987 Stock Option Plan (the "Management Plan") and the 1987 Employee Stock Option Plan (the "Employee Plan") were approved by the Board of Directors of the Company on November 24, 1987 and by the Stockholders on December 21, 1987. Under the terms of the Management and the Employee Plans, associates receive either incentive stock options or nonqualified stock options, the duration of which may not exceed ten years from the date of grant, to purchase shares of the Company's Class A common stock. In connection with the Exchange Offer, adjustments to outstanding options under the Management and the Employee Plans were made. As a result of these adjustments, each option under the Management and the Employee Plans, which were outstanding on February 4, 1991, became an option for the purchase of an equal number of shares of SMG-II Class A common stock.

NOTE 27--DISPOSAL OF PURITY OPERATIONS AND INVESTMENT IN PURITY SUPREME

    On December 17, 1991, the Company completed the sale of two subsidiaries, Purity Supreme, Inc. ("Purity Supreme") and Li'l Peach Corp. ("Li'l Peach", and together with Purity Supreme, the "Purity Operations"), for approximately $257.0 million (as adjusted), including the assumption of certain indebtedness of the Purity Operations, to a Company organized by Freeman Spogli & Co. In connection with the disposal of the Purity Operations, the Company retained a 10% common equity interest in Purity Supreme with a net book value of $8.9 million (as of sale date), a new issue of Purity Supreme exchangeable preferred stock (the "Purity Preferred Stock") with an aggregate stated value of $18.0 million and a convertible subordinated note of Purity Supreme (the "Purity Note") in the principal amount of $2.0 million. During Fiscal 1992, the Company collected the principal amount of the Purity Note and recorded a gain of $2.0 million, which reflected the reversal of the valuation reserve recorded upon the disposal of the Purity Operations.

    The Purity Preferred Stock matures December 17, 2003 and accrues dividends at $1.3 million per annum on a semiannual basis each June 17 and December 17. The Purity Preferred Stock is subordinate to Purity Supreme's Series B Preferred Stock, redeemable at the option of Purity Supreme at stated discount rates and convertible into Purity Supreme debentures at the option of Purity Supreme. The Purity Preferred Stock has a redemption price, including unpaid dividends, of $15.2 million at January 28, 1995.

    Due to the Company's inability to readily convert these securities into cash, as there exists no current trading market, and as there is uncertainty of future cash flows from these securities, a valuation allowance for the redemption value of these securities has been recorded at January 28, 1995 and January 29, 1994.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 28--GOODWILL

    Since the Acquisition in Fiscal 1987, the Company, as constituted prior to the Recapitalization, did not achieve the sales and earnings projections prepared at the time of the Acquisition due to the economic recession in the Company's geographic trading area, the increased competitive pressures (from new and enlarged supermarkets, discount stores and warehouse club stores), the related weak retail environment and the lower than were projected food inflation rates. These conditions resulted in higher than expected losses and in a significant deficiency in equity and negatively impacted the real estate and financial markets so that the Company was not able to achieve the new store growth, enlargements and remodeling anticipated in the projections. The Company determined, based on the trend of operating results for Fiscal 1988 through Fiscal 1992, and without anticipating the effects of the Recapitalization and Spin-Offs on future projections, that its projected results, as of January 30, 1993, would not support the future amortization of the Company's remaining goodwill balance of $600.7 million.

    The methodology that management used to assess the recoverability of goodwill was to project results of operations forward 35 years, which represented the remaining life of the goodwill as of January 30, 1993. The methodology was based on a five year historical trend line of actual results. Management believed that the projected future results, based on this historical trend, were the most likely scenario assuming a recapitalization was not consummated. Management evaluated the recoverability of goodwill based on this forecast of future operations and income. Management also evaluated recoverability based on the discounted value of this same forecast using a discount rate that reflected the Company's average cost of funds. Accordingly, in the fourth quarter of Fiscal 1992, the Company wrote off its remaining goodwill balance of $600.7 million.

NOTE 29--SUBSEQUENT EVENT (UNAUDITED)

    On April 24, 1995, a strategic buyer announced its plans to purchase Purity, subject to completion of regulatory approval and compliance with terms and conditions of the purchase agreement. The sale is expected to close later in 1995, with the Company expecting to receive approximately $16 million based upon the announced price. Until the proposed transaction is consummated, no adjustment will be made to the valuation allowance related to the securities representing the Company's investment in Purity. Further, based on the announced price, if the proposed transaction is consummated, a capital tax loss carryforward of approximately $70 million will be generated. The benefit of such capital tax loss carryforward will only be realized to the extent the Company generates capital gains.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 30--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Financial data for the interim periods of Fiscal 1994 and Fiscal 1993 is as follows (dollars in thousands):

                                                               13 WEEKS ENDED                       52 WEEKS
                                             ---------------------------------------------------      ENDED
                                             APRIL 30,     JULY 30,    OCTOBER 29,   JANUARY 28,   JANUARY 28,
                                                1994         1994         1994          1995          1995
                                             ----------   ----------   -----------   -----------   -----------
52 WEEKS ENDED JANUARY 28, 1995
Sales......................................  $1,033,091   $1,040,645   $ 1,035,079   $ 1,096,721   $ 4,205,536
Gross profit(a)............................     287,736      292,057       287,868       319,391     1,187,052
Selling, general and administrative
expenses...................................     235,391      228,683       228,672       242,740       935,486
Depreciation and amortization..............      18,303       18,499        18,714        20,116        75,632
Operating earnings.........................      34,042       44,875        40,482        56,535       175,934
Interest expense, net......................      37,643       39,291        39,491        43,388       159,813
Earnings (loss) from continuing operations
 before income taxes, gain on disposal of
 home centers segment and extraordinary
item.......................................      (3,601)       5,584           991        13,147        16,121
Income tax provision.......................          42        1,450           920         1,734         4,146
Earnings (loss) from continuing operations
 before gain on disposal of home centers
 segment and extraordinary item............      (3,643)       4,134            71        11,413        11,975
Earnings (loss) from discontinued
operations.................................      (4,705)       2,802          (480)          284        (2,099)
Earnings (loss) before gain on disposal of
 home centers segment and extraordinary
item.......................................      (8,348)       6,936          (409)       11,697         9,876
Gain on disposal of home centers segment,
net........................................          --           --            --        17,044        17,044
Extraordinary item, net of income tax
benefit....................................          --           --            --        (3,687)       (3,687)
Net earnings (loss)........................  $   (8,348)  $    6,936   $      (409)  $    25,054   $    23,233


                                                               13 WEEKS ENDED                       52 WEEKS
                                             ---------------------------------------------------      ENDED
                                               MAY 1,      JULY 31,    OCTOBER 30,   JANUARY 29,   JANUARY 29,
                                                1993         1993         1993          1994          1994
                                             ----------   ----------   -----------   -----------   -----------
52 WEEKS ENDED JANUARY 29, 1994
Sales......................................  $1,071,307   $1,012,917   $ 1,060,970   $ 1,098,433   $ 4,243,627
Gross profit(b)............................     295,653      275,918       280,671       306,719     1,158,961
Selling, general and administrative
expenses...................................     238,539      229,838       225,660       232,127       926,164
Depreciation and amortization..............      17,160       17,644        17,883        17,368        70,055
Recapitalization expenses..................          --           --        23,737        (7,125)       16,612
Provision for stores closings..............          --        5,975            --            --         5,975
Operating earnings.........................      39,954       22,461        13,391        64,349       140,155
Interest expense, net......................      45,713       46,807        45,168        39,286       176,974
Earnings (loss) from continuing operations
 before income taxes, extraordinary items
 and cumulative effect of accounting
changes....................................      (5,759)     (24,346)      (31,777)       25,063       (36,819)
Income tax provision (benefit).............      (1,192)      (9,129)      (11,597)        1,166       (20,752)
Earnings (loss) from continuing operations
 before extraordinary items and cumulative
 effect of accounting changes..............      (4,567)     (15,217)      (20,180)       23,897       (16,067)
Earnings (loss) from discontinued
operations.................................      (1,959)       1,984           890        (1,562)         (647)
Earnings (loss) before extraordinary items
 and cumulative effect of accounting
changes....................................      (6,526)     (13,233)      (19,290)       22,335       (16,714)
Extraordinary items, net of income tax
benefit....................................         (99)         (39)     (106,017)           --      (106,155)
Earnings (loss) before cumulative effect of
accounting changes.........................      (6,625)     (13,272)     (125,307)       22,335      (122,869)
Cumulative effect of accounting changes,
 net of an income tax benefit of $29,302...     (40,358)          --            --            --       (40,358)
Net earnings (loss)........................  $  (46,983)  $  (13,272)  $  (125,307)  $    22,335   $  (163,227)

- ------------
(a) The pretax LIFO inventory credit for the 52 weeks ended January 28, 1995 was estimated to be a $0.825 million provision in each of the first three fiscal quarters. The annual credit was $3.2 million, and resulted in a $0.7 million credit in the fourth quarter.
(b) The pretax LIFO inventory credit for the 52 weeks ended January 29, 1994 was estimated to be a $0.65 million provision in each of the first three fiscal quarters. The annual credit was $2.4 million, and resulted in a $0.45 million credit in the fourth quarter.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
SUPERMARKETS GENERAL HOLDINGS CORPORATION
Woodbridge, New Jersey

    We have audited the accompanying consolidated balance sheets of Supermarkets General Holdings Corporation and its subsidiaries (the "Company") as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Supermarkets General Holdings Corporation and its subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.

    As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, income taxes, LIFO inventories and the determination of the discount rate utilized to record certain noncurrent liabilities as of January 31, 1993.



Deloitte & Touche LLP
Parsippany, New Jersey
April 17, 1995 (April 24, 1995 as to Note 29)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY (AS OF APRIL 15, 1995)
(A) DIRECTORS OF THE COMPANY

    The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name and principal business of any corporation or other organization in which such occupation or employment is or was conducted, of the directors of the Company, all of whom are citizens of the United States. Each individual named below is a director of both the Company and Pathmark, except for Mr. Rubenstein, who is a director of the Company only.

                                                                                 DIRECTOR OF THE
                                                                                     COMPANY
           NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                  SINCE(1)
- ------------------------------------------------------------------------------   ---------------

JACK FUTTERMAN, 61, Chairman and Chief Executive Officer of the Company.(2)            1986

ANTHONY J. CUTI, 49, President of the Company.(2)                                      1993

JAMES J. BURKE, JR., 43, Partner and a Director of Stonington Partners, Inc.           1988
  ("SPI"), a private investment firm, since July 1994, and a Director of
  Merrill Lynch Capital Partners, Inc. ("MLCP") since 1987; Partner of MLCP from 1993 to 1994; President and Chief Executive Officer of MLCP from 1987 to 1993. Mr. Burke was also a Managing Director of Merrill Lynch & Co. ("ML
  & Co.") until 1994. Mr. Burke is also a Director of Amstar Corp., Ann Taylor
  Stores Corp., Borg-Warner Security Corp., Education Management Corp., United
  Artists Theatre Circuit, Inc., Wherehouse Entertainment, Inc. and World
  Color Press, Inc.

ALEXIS P. MICHAS, 37, Partner and a Director of SPI since July 1994, and a             1994
  Director of MLCP since 1989; Partner of MLCP from 1993 to 1994; Senior Vice
  President of MLCP from 1989 to 1993; Managing Director of Investment Banking
  Division of ML & Co. from 1991 to 1994; Director in the Investment Banking
  Division of ML & Co. from 1990 to 1991. Mr. Michas is also a Director of
  Amstar Corporation, Blue Bird Corporation, Borg-Warner Automotive, Inc.,
  Borg-Warner Security Corp. and Eckerd Corporation.

STEPHEN M. McLEAN, 37, Partner and a Director of SPI since July 1994; Partner          1987
  of MLCP from 1993 to 1994; Senior Vice President of MLCP from 1987 to 1993;
  Managing Director of the Investment Banking Division of ML & Co. until 1994.
  Mr. McLean is also a Director of CMI Industries, Inc. and Ithaca Holdings,
  Inc.

SUNIL C. KHANNA, 38, Principal of SPI since July 1994; Principal of MLCP from          1987
  1993 to 1994; Vice President of MLCP until 1993; a Director of the
  Investment Banking Division of ML & Co. from 1993 to 1994, and a Vice
  President thereof prior thereto. Mr. Khanna is also a Director of Ithaca
  Holdings, Inc.

JERRY G. RUBENSTEIN, 64, Managing Partner, Omni Management Associates. Mr.             1988
  Rubenstein is also a director of Esstar, Inc.; Consultant to MLCP since
  1988.

SUSAN C. PENNY, 45, Senior Vice President, Alliance Corporate Finance Group            1994
  Incorporated--Investment Advisors (since July 1993); Senior Vice President,
  Equitable Capital Management Corp.--Investment Advisors prior thereto. Ms.
  Penny is also a Director of Selmer Industries, Inc.

- ------------

(1) Includes service with Pathmark's predecessor.

(2) Prior positions are reflected under "--Executive Officers".

    Pursuant to the SMG-II Stockholders Agreement, the Merrill Lynch Investors are entitled to designate seven directors, the Management Investors are entitled to designate three directors and the Equitable Investors are entitled to designate one director to Holdings' Board of Directors. By having the ability to designate a majority of Holdings' Board of Directors, the Merrill Lynch Investors have the ability to control the Company. Currently, five of the persons serving as directors were designated by the Merrill Lynch Investors (Messrs. Burke, Michas, Khanna, McLean and Rubenstein), two were designated by the Management Investors (Messrs. Futterman and Cuti) and one was designated by the Equitable Investors (Ms. Penny). Under the terms of the SMG-II Stockholders Agreement, SMG-II is obligated to re-elect the current directors to the Board. No family relationship exists between any director or nominee and any other director or nominee or executive officer of the Company.

(B) EXECUTIVE OFFICERS

    The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name of any corporation or other organization in which such occupation or employment is or was conducted, of the executive officers of the Company, all of whom are citizens of the United States unless otherwise indicated and serve at the discretion of the Board of Directors of the Company. The executive officers of the Company listed below were elected to office for an indefinite period of time. No family relationship exists between any executive officer and any other executive officer or director of the Company. All current executive officers now hold identical positions with the Company and Pathmark, except for Messrs. Crowley and Rallo, who are executive officers of Pathmark only.

                                                                             OFFICER OF THE
                                                                                COMPANY
    NAME               AGE               POSITIONS AND OFFICE                   SINCE(1)
- --------------------   ---   ---------------------------------------------   --------------

JACK FUTTERMAN         61    Chairman and Chief Executive Officer (since          1986
                              September 1989); President from September
                              1989 to August 1993); Vice Chairman prior
                              thereto. Mr. Futterman joined the Company in
                              1973.(2)

ANTHONY J. CUTI        49    President (since August 1993) and Chief              1990
                              Financial Officer (from October 1990 to
                              September 1994); Executive Vice President
                              (from October 1990 to August 1993); Vice
                              President--Bristol-Myers Squibb Co. (from
                              January 1990 to September 1990); Vice
                              President of Finance Operations and Chief
                              Financial Officer, Bristol-Myers
                              International Group, a division of
                              Bristol-Myers Co., prior thereto.(2)
NEILL CROWLEY          52    Executive Vice President--Marketing since May        1994
                              1994; Executive Vice President-- Marketing
                              and Store Support, The Vons Companies, Inc.
                              (a supermarket chain) from 1991 to 1994;
                              President, Skaggs Alpha Beta (a supermarket
                              chain), Texas division, prior thereto.
RON MARSHALL           41    Executive Vice President and Chief Financial         1994
                              Officer since October 1994. Senior Vice
                              President and Chief Financial Officer of
                              Dart Group Corporation (a diversified
                              retailer) from 1991 to September 1994. Vice
                              President and Chief Financial Officer of
                              Barnes and Noble Bookstores, Inc., prior
                              thereto.

                                                                             OFFICER OF THE
                                                                                COMPANY
    NAME               AGE               POSITIONS AND OFFICE                   SINCE(1)
- --------------------   ---   ---------------------------------------------   --------------
HARVEY M. GUTMAN       49    Senior Vice President--Retail Development of         1990
                              the Company (since December 1991); Vice
                              President--Retail Development of the Company
                              (from October 1990 to December 1991); Vice
                              President--Grocery/Frozen Sales &
                              Merchandising, Pathmark division (from
                              January 1990 to September 1990); Vice
                              President--Non-Foods/Pharmacy Sales &
                              Merchandising, Pathmark division prior
                              thereto. Mr. Gutman joined the Company in
                              1976.
ROBERT JOYCE           49    Senior Vice President--Operations (Since             1989
                              March 1995); Senior Vice President--
                              Administration (from October 1990 to
                              February 1995); Senior Vice President Human
                              Resources (from April 1990 to October 1990);
                              Vice President--Human Resources (from
                              October 1989 to April 1990); Mr. Joyce
                              joined the Company in 1963.
RONALD RALLO           57    Senior Vice President--Merchandising (since          1993
                              July 1993); Senior Vice President--
                              Merchandising Pathmark division (from
                              September 1992 to July 1993); Senior Vice
                              President--Perishable Merchandising,
                              Pathmark division (from February 1991 to
                              September 1992); Vice President--Dairy, Deli
                              and Bakery Sales and Merchandising, Pathmark
                              division prior thereto. Mr. Rallo joined the
                              Company in 1962.
JOSEPH W. ADELHARDT    48    Vice President and Controller (since March           1987
                              1990); Controller prior thereto. Mr.
                              Adelhardt joined the Company in 1976.
MAUREEN MCGURL         47    Vice President--Human Resources. Ms. McGurl          1984
                              joined the Company in 1973.
MARC A. STRASSLER      46    Vice President, Secretary and General Counsel        1987
                              (since December 1991); Secretary and General
                              Counsel prior thereto. Mr. Strassler joined
                              the Company in 1974.
MYRON D. WAXBERG       61    Vice President and General Counsel--Real             1991
                              Estate (since December 1991); General
                              Counsel--Real Estate prior thereto. Mr.
                              Waxberg joined the Company in 1976.

- ------------

(1) Includes service with Pathmark's predecessor.

(2) Member of the Company's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                     ANNUAL COMPENSATION             AWARDS
                                             -----------------------------------  ------------
                                                                                   SECURITIES
                                                                    OTHER ANNUAL   UNDERLYING    ALL OTHER
                                                                    COMPENSATION    OPTIONS/    COMPENSATION
    NAME AND PRINCIPAL POSITION        FY    SALARY ($)  BONUS ($)     ($)(1)       SARS (2)       ($)(3)
- ------------------------------------ ------  ----------  ---------  ------------  ------------  ------------
Jack Futterman......................  1994     491,346      92,127          --           --         5,250
  Chairman and Chief Executive        1993     462,539     138,762          --           --         8,254
    Officer                           1992     431,385     419,510          --        3,000         8,010
Anthony J. Cuti.....................  1994     306,750      57,516          --           --         5,250
  President                           1993     280,250      76,260          --        3,000         8,254
                                      1992     255,000     198,450          --        1,000         8,010
Ronald Rallo(4).....................  1994     200,385      30,058       4,265           --         5,250
  Senior Vice President--             1993     177,500      42,600       4,311          750         8,098
    Merchandising
Robert Joyce........................  1994     169,125      21,141       2,133           --         5,250
  Senior Vice President--             1993     151,350      30,270       2,156          750         7,559
    Operations                        1992     135,000      87,075       1,999        1,300         6,871
Harvey Gutman.......................  1994     168,712      21,089       3,733           --         5,250
  Senior Vice President--             1993     150,126      30,025       3,774          750         7,467
    Retail Development                1992     132,600      85,995       3,500        1,300         6,798
Jules Borshadel(5)..................  1994     236,741   1,400,000          --           --         5,250
  President of Rickel division of     1993     286,750     216,583          --          500         8,254
    Plainbridge                       1992     246,827     148,096          --        1,000         8,010

- ------------
(1) Represents payments as reimbursement for interest paid to Holdings for a loan of less than $60,000 from Holdings in connection with the purchase of SMG-II Class A Common Stock and includes an amount sufficient to pay any income taxes resulting therefrom after taking into account the value of any deduction available as a result of the payment of such interest and taxes.
(2) Stock options shown were granted pursuant to the Management Investors 1987 Stock Option Plan of SMG-II (the "Plan") and relate to shares of Class A Common Stock of SMG-II.
(3) Represents Pathmark's matching contribution to the SGC Savings Plan (the "Savings Plan").
(4) Mr. Rallo became an executive officer of Pathmark in October 1993.
(5) Mr. Borshadel left the Company's employ on November 4, 1994 in connection with the sale of the Rickel Home Centers segment. Pursuant to an agreement with Mr. Borshadel, the Company paid him a bonus of $1,400,000 upon the completion of said sale.

    None of the executive officers named in the above Compensation table were granted stock options in the fiscal year ended January 28, 1995.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES(1)

                                                                                    NUMBER OF
                                                                                   SECURITIES
                                                                                   UNDERLYING
                                                                                   UNEXERCISED
                                                                                  OPTIONS/SARS
                                                                                  AT FY-END (#)
                                                                                  EXERCISABLE/
    NAME                                                                          UNEXERCISABLE
- -----------------------------------------------------------------------------     -------------
Jack Futterman...............................................................       13,000/0
Anthony J. Cuti..............................................................        5,383/417
Robert Joyce.................................................................        2,000/250
Ronald Rallo.................................................................        2,600/250
Harvey Gutman................................................................        2,350/250
Jules Borshadel..............................................................        2,640/0

- ------------
(1) Options shown were granted pursuant to the Plan and relate to shares of Class A Common Stock of SMG-II. No options were exercised in Fiscal 1994.

                             PENSION PLAN TABLE(1)

                                                         YEARS OF SERVICE
                                -------------------------------------------------------------------
FINAL AVERAGE PAY                 10          15          20          25          30          35
- -----------------------------   -------    --------    --------    --------    --------    --------
$150,000.....................   $20,000    $ 30,000    $ 40,000    $ 50,000    $ 60,000    $ 60,000
 200,000.....................    26,667      40,000      53,333      66,667      80,000      80,000
 225,000.....................    30,000      45,000      60,000      75,000      90,000      90,000
 250,000.....................    33,333      50,000      66,667      83,333     100,000     100,000
 300,000.....................    40,000      60,000      80,000     100,000     120,000     120,000
 350,000.....................    46,667      70,000      93,333     116,667     140,000     140,000
 450,000.....................    60,000      90,000     120,000     150,000     180,000     180,000
 500,000.....................    66,667     100,000     133,333     166,667     200,000     200,000
 550,000.....................    73,333     110,000     146,667     183,333     220,000     220,000
 600,000.....................    80,000     120,000     160,000     200,000     240,000     240,000
 650,000.....................    86,667     130,000     173,333     216,667     260,000     260,000
 700,000.....................    93,333     140,000     186,667     233,333     280,000     280,000
 750,000.....................   100,000     150,000     200,000     250,000     300,000     300,000

- ------------
(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1995 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equalled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1995. As of December 31, 1994, the following individuals had the number of years of credited service indicated after their names: Mr. Futterman, 21.6; Mr. Cuti, 3.0; Mr. Joyce, 30; Mr. Rallo, 30 and Mr. Gutman, 18.8. All of Mr. Borshadel's credited service was transferred to his new employer which is responsible for Mr. Borshadel's pension. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", each of the named executives is party to a Supplemental Retirement Agreement with Pathmark except for Mr. Borshadel whose Supplemental Retirement Agreement has been fully assumed by the purchaser of the Rickel business.

COMPENSATION PLANS AND ARRANGEMENTS

    Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with certain key executives, including the current executive officers named in the Summary Compensation Table, which provide that the executive will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, (a) in the case of Mr. Futterman, equal to (i) $475,000 or (ii) his base salary on the date of his retirement, death or disability, whichever is greater, (b) in the case of Mr. Cuti equal to 30% of his final average Compensation (as hereinafter defined) based on ten years of service with the Company and increasing 1% per year for each year of service thereafter to a maximum of 40% of his final average Compensation based on 20 years of service and (c) in the cases of Messrs. Rallo, Joyce and Gutman, equal to (i) 30% of his final average Compensation (as hereinafter defined) based on ten years of service with the Company and increasing 1% per year for each year of service thereafter, to a maximum of 40% of his final average Compensation based on 20 years of service, or (ii) $150,000, whichever is less. "Compensation" includes base salary and payments under the Executive Incentive Plan, but excludes Company matching contributions under the Savings Plan and cash awards under Old

Supermarkets' former Long-Term Incentive Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company. Mr. Cuti's agreement credits him with ten years of service over and above his actual service.

    Employment Agreements. As of August 1, 1993, the Company and Pathmark entered into an employment agreement with Mr. Futterman (the "1993 Employment Agreement"). The 1993 Employment Agreement is for an initial term of three years, which term is automatically extended for an additional year on the second anniversary of the commencement of the term and on each successive anniversary thereafter. Under the 1993 Employment Agreement, Mr. Futterman is entitled to a minimum annual base salary of $500,000. The 1993 Employment Agreement also provides that Mr. Futterman shall be eligible to receive an annual bonus of up to 75% of his annual base salary and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark, or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

    As of August 1, 1993, the Company entered into an employment agreement (the "August Agreement", together with the 1993 Employment Agreement, the "Employment Agreements") with Mr. Cuti. The August Agreement is for an initial term of three years, which term is automatically extended for an additional year on the second anniversary of the commencement of the term and on each successive anniversary thereafter. Under the August Agreement, Mr. Cuti is entitled to a minimum annual base salary of $313,500. The August Agreement also provides that he shall be eligible to receive an annual bonus of up to 75% of his annual base salary and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

    In the event one of the above named executives' employment is terminated by the Company without Cause (as defined in the Employment Agreements), or by the executive for Good Reason (as defined in the Employment Agreements) prior to the termination of the applicable Employment Agreement, such executive will be entitled to continue to receive his base salary, plus bonus (if earned) and continued coverage under health and insurance plans for the two year period commencing on the date of such termination or resignation, reduced by any compensation or benefits which the executive is entitled to receive in connection with his employment by another employer during said period. In addition, if Mr. Futterman's employment is terminated by the Company without Cause or by him for Good Reason on or after a Change in Control, he will then be entitled to receive such benefits for a three year period, and his base salary shall be the greater of his base salary at the annual rate in effect immediately prior to such termination of resignation of $500,000.

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

    Mr. Borshadel had an employment contract identical in all material respects to Mr. Cuti's. As part of the sale, the purchaser of the Rickel business has fully assumed all obligations under Mr. Borshadel's contract.

DIRECTOR'S FEES

    Directors of the Company are not currently compensated for their services as such. However, Mr. Rubenstein receives an annual fee of $20,000 from Plainbridge for sitting on its Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Burke, Khanna and McLean comprise the compensation committee of the Board of Directors of SMG-II, and were responsible for decisions concerning compensation of the executive officers of the Company. Messrs. Burke and McLean are directors of MLCP and they, along with Mr. Khanna, have been retained by MLCP as consultants. MLCP is an indirect wholly-owned subsidiary of ML & Co. See "Security Ownership of Certain Beneficial Ownership and Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Since February 4, 1991, all shares of the Holdings Common Stock are held by SMG-II. As of April 1, 1995, the number of shares of (a) SMG-II (i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, and
(iv) Series B Preferred Stock and (b) Holdings Preferred Stock beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:

                                                                         NUMBER           % OF
    NAME                                                                OF SHARES        CLASS
- ---------------------------------------------------------------------   ---------       --------
SMG-II Class A Common Stock
  Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2).....   488,704.8         67.5
  ML Offshore LBO Partnership No. IX(2)..............................    12,424.7          1.7
    Barfield House
    St. Julians Avenue
    St. Peter Port
    Guernsey
    Channel Islands
  ML Employees LBO Partnership No. I, L.P.(2)........................    12,148.6          1.7
  ML IBK Positions, Inc.(3)..........................................    21,258.9          2.9
  Merchant Banking L.P. No. 1(3).....................................     8,119            1.1
  Merrill Lynch KECALP L.P. 1987(3)..................................     7,344            1.0
  CBC Capital Partners, Inc.(4)......................................    30,000            4.1
    270 Park Avenue
    New York, NY 10017
  Management and other employees (including former employees of
Pathmark)............................................................   144,947  (1)      20.0
    301 Blair Road
    Woodbridge, NJ 07095

SMG-II Class B Common Stock
  The Equitable Life Assurance Society of the United States(5).......   114,000           35.6
    c/o Equitable Capital Management Corporation
    1285 Avenue of the Americas, 19th Floor
    New York, NY 10019
  Equitable Deal Flow Fund, L.P.(5)..................................   150,000           46.9
    c/o Equitable Capital Management Corporation
    1285 Avenue of the Americas, 19th Floor
    New York, NY 10019
  Equitable Variable Life Insurance Company(5).......................    36,000           11.3
    2 Penn Plaza, 21-C
    New York, NY 10121
  CBC Capital Partners, Inc.(4)......................................    20,000            6.2

SMG-II Series A Preferred Stock(6)
  Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2)....   133,043           56.2
  ML Offshore LBO Partnership No. B-X(2).............................    40,950           17.3
  MLCP Associates, L.P. No. II(2)....................................     1,740             .7
  ML IBK Positions, Inc.(3)..........................................    46,344.5         19.6
  Merchant Banking L.P. No. IV(3)....................................     3,779            1.6
  Merrill Lynch KECALP L.P. 1989(3)..................................     7,000            3.0
  Merrill Lynch KECALP L.P. 1991(3)..................................     3,874.5          1.6

                                                                         NUMBER           % OF
    NAME                                                                OF SHARES        CLASS
- ---------------------------------------------------------------------   ---------       --------
SMG-II Series B Preferred Stock(6)
  CBC Capital Partners, Inc.(4)......................................    12,500            6.9
  Equitable Variable Life Insurance Company(5).......................    20,192           11.2
  The Equitable Life Assurance Society of the United States(5).......    63,942           35.4
  Equitable Deal Flow Fund, L.P.(5)..................................    84,135           46.5
Holdings Preferred Stock(7)
    Sun America, Inc.................................................   641,785           13.1
    1 Sun America Center
    Century City
    Los Angeles, CA 90067-6022

- ------------

(1) Includes presently exercisable options granted under the Plan for 71,772 shares of SMG-II Class A Common Stock held by Management Investors and 500 shares of SMG-II Class A Common Stock that SMG-II has agreed to sell to two of the Company's employees, including 250 shares to Mr. Cuti. Does not include 39,120 options to purchase shares of SMG-II Class A Common Stock granted to non-management employees of the Company, which options are not exercisable until a public offering of SMG-II Common Stock occurs.

(2) MLCP and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-X, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such entities and those disclosed in footnote (3) below, are referred to herein as the "Merrill Lynch Investors" or ML Investors. The address of such entities is c/o Merrill Lynch Capital Partners, Inc., in care of Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153. MLCP is an indirect wholly owned subsidiary of ML&Co. The partners and principals of SPI (including Messrs. Burke, Michas, McLean and Khanna) are consultants to MLCP.

(3) Merchant Banking L.P. No. 1, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merrill Lynch KECALP L.P. 1991 and ML IBK Positions, Inc. are indirectly controlled by ML&Co. The address of such entities is c/o James Caruso, Merrill Lynch & Co., Inc., World Financial Center, South Tower, New York, New York 10080-6123.

(4) CBC Capital Partners, Inc. is a wholly owned subsidiary of Chemical Banking Corp.

(5) The Equitable Investors are separate purchasers who are affiliates of each other.

(6) SMG-II Preferred stock may be converted into an equivalent number of shares of common stock of SMG-II in accordance with its terms.

(7) Voting rights are limited to the election of two directors to the Board of Holdings.

    No officer or director claims beneficial ownership of any share of Holdings Common Stock or of SMG-II stock other than SMG-II Class A Common Stock. The number of shares of SMG-II Class A Common Stock and Holdings Preferred Stock beneficially owned by each director, by each nominee for director, by each of the five highest compensated executive officers and by all directors and all current and executive officers as a group is as follows:

                       SMG-II CLASS A
                        COMMON STOCK                    HOLDINGS PREFERRED
    NAME              NUMBER OF SHARES    % OF CLASS     NUMBER OF SHARES     % OF CLASS
- -------------------   ----------------    ----------    ------------------    ----------
James J. Burke,
Jr.(1) ............            --              --                --                --
Anthony J.
Cuti(2)............         5,633               *                --                --
Jack Futterman(2)..        23,000             3.2                --                --
Harvey Gutman(2)...         2,700               *                --                --
Robert Joyce(2)....         2,700               *                --                --
Sunil C. Khanna....           700               *                --                --
Stephen M.
McLean(1)..........            --              --                --                --
Alexis P.
Michas(1)..........            --              --                --                --
Susan C. Penny ....            --              --                --                --
Ronald Rallo(2)....         3,000               *               966                 *
Jerry G.
Rubenstein(2)......         2,500               *                --                --
Directors and
  Executive
  Officers as a
group(1)(2)........        48,016             6.6               966              *

- ------------

 * Less than 1%

(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Messrs. Burke, McLean and Michas, directors of MLCP, disclaim beneficial ownership in all such shares.

(2) Includes 250 shares of SMG-II Class A Common Stock that SMG-II has agreed to sell to Mr. Cuti and presently exercisable options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows: Mr. Cuti, 5,383; Mr. Futterman, 13,000; Mr. Gutman, 2,350; Mr. Joyce, 2,000; Mr. Rallo, 2,600 and Mr. Rubenstein, 1,000, and all directors and officers as a group, 31,466.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In March 1990, Jerry G. Rubenstein, a Director, borrowed from the Company $100,000 in order to help finance his purchase of Company Class A Common Stock. Subsequently, such shares of Company Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to the Company is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of Company Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above described payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes (the "Reimbursement Amount"). As of April 1, 1995, Mr. Rubenstein remained indebted to the Company in the amount of $100,000.

    During Fiscal 1994, the Company retained ML & Co. to advise it in connection with its sale of its Rickel Home Center business. Also, in the current fiscal year, the Company has engaged ML & Co. to act as financial adviser in certain matters. The Company believes that the terms of the transactions referred to under this paragraph were no less favorable than those obtainable in transactions with unrelated persons. See Item 12 "Security Ownership of Certain Owners and Management".

    In connection with the sale of its Rickel Home Center business, one of the Company's subsidiaries used approximately $71.3 million of the sale proceeds to partially prepay certain indebtedness, including accrued interest and debt premium, held by the Equitable Investors. Ms. Penny, a director of the Company, is an executive officer of a subsidiary of the Equitable Life Assurance Society of the United States. See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

    The holders of SMG-II Preferred Stock are a party with the holders of SMG-II Common Stock to a stockholders agreement (the "SMG-II Stockholders Agreement"), which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and Holdings. Among other provisions, the SMG-II Stockholders Agreement requires a vote of at least 80% of the members of the Board of Directors to cause the Company to conduct any business other than that engaged in by the Company in February of 1991 and the approval of stockholders representing 66 2/3% of the number of shares of SMG-II voting capital stock voting together as a single class for SMG-II to enter into any Significant Transaction (as defined), including certain mergers, sales of assets, acquisitions, sales or redemptions of stock, the amendment of the certificate of incorporation or by-laws or the liquidation of SMG-II. The SMG-II Stockholders Agreement also provides that SMG-II must obtain the prior written consent of the Equitable Investors with respect to certain of these transactions and that the Equitable Investors have certain preemptive rights with respect to the sale of capital stock of Holdings or the Company.

    The SMG-II Stockholders Agreement also contains an agreement of the stockholders of SMG-II with respect to the composition of SMG-II's and Holdings' Boards of Directors. Under this agreement, the Merrill Lynch Investors will be entitled to designate up to seven directors, the Management Investors will be entitled to designate up to three directors and the Equitable Investors will be entitled to designate one director to both of SMG-II's and Holdings' Boards of Directors. Such agreement furthermore entitles the Merrill Lynch Investors to designate a majority of Holdings' Board of Directors at all times. Since Holdings owns all of the outstanding shares of Common Stock, by having the ability to designate a majority of Holdings' Board of Directors, the Merrill Lynch Investors will have the ability to control the Company. The Merrill Lynch Investors are controlled by ML & Co.

    In addition to the foregoing, the SMG-II Stockholders Agreement contains terms restricting the transfer of SMG-II Common Stock and SMG-II Preferred Stock (collectively, the "SMG-II Stock") by the stockholders of SMG-II, and providing to the stockholders of SMG-II rights of first offer with respect to resales of SMG-II Stock, rights of first refusal with respect to certain issuances of shares of SMG-II Stock, certain rights to demand or participate in registrations of shares of SMG-II Stock under the Securities Act and certain "tag-along" rights.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report.

          1.  Financial Statements Schedules: None required

          2. Exhibits:
             Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 72 through 74 of this Report.

    (b) Reports on Form 8-K.

    (c) Exhibits required by Item 601 of Regulation S-K.

       See item 14(a) 3 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 1995                     SUPERMARKETS GENERAL HOLDINGS
                                          CORPORATION

                                          By:       /s/ RON MARSHALL
                                              ..................................

                                                        Ron Marshall
                                                  Executive Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                        DATE
- -------------------------------------  -------------------------------------   ---------------

         /s/ JACK FUTTERMAN            Director, Chairman and Chief            April 27, 1995
.....................................    Executive Officer
          (Jack Futterman)               (Principal Executive Officer)

          /s/ ANTHONY CUTI             Director, President                     April 27, 1995
.....................................
           (Anthony Cuti)

          /s/ RON MARSHALL             Executive Vice President and Chief      April 27, 1995
.....................................    Financial Officer (Principal
           (Ron Marshall)                Financial Officer)

        /s/ JOSEPH ADELHARDT           Vice President and Controller           April 27, 1995
.....................................    (Principal Accounting Officer)
         (Joseph Adelhardt)

           JAMES J. BURKE, JR.         Director*                               April 27, 1995
.....................................
        (James J. Burke, Jr.)

             SUNIL C. KHANNA           Director*                               April 27, 1995
.....................................
          (Sunil C. Khanna)

            STEPHEN M. MCLEAN          Director*                               April 27, 1995
.....................................
         (Stephen M. McLean)

             SUSAN C. PENNY            Director*                               April 27, 1995
.....................................
          (Susan C. Penny)

            ALEXIS P. MICHAS           Director*                               April 27, 1995
.....................................
         (Alexis P. Michas)

           JERRY G. RUBENSTEIN         Director*                               April 27, 1995
.....................................
        (Jerry G. Rubenstein)



       /s/ MARC A. STRASSLER
*By: ................................
          Marc A. Strassler
          Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT                                                                          PAGE
  NO.                                   EXHIBIT                                  NO.
- -------- ---------------------------------------------------------------------   ----
     2.1 --Distribution and Transfer Agreement among Pathmark, PTK and
           Plainbridge (incorporated by reference from the Annual Report on
           Form 10-K of the Company for the year ended January 29, 1994.).....
     2.2 --Distribution and Transfer Agreement dated as of May 3, 1993 among
           Pathmark, the Company and Chefmark. (incorporated by reference from
           Exhibit 2.2 to the Registration Statement on Form S-1 of the
           Company and Pathmark, File No. 33-59616 the "1993 Registration
           Statement") (incorporated by reference from the Annual Report on
           Form 10-K of the Company for the year ended January 29, 1994.).....
     2.3 --Agreement and Plan of Merger dated as of April 22, 1987 by and among Old Supermarkets, SMG Acquisition Corporation and Holdings,
           as amended and restated (incorporated by reference from Exhibit 2 to the Registration Statement on Form S-1 of the Company, File No.
           33-16963)..........................................................
     2.4 --Agreement and Plan of Merger dated as of July 29, 1991 among
           Holdings, Purity Supreme, Inc. and PSLP Holding Corporation
           (incorporated by reference from Exhibit 10.55 to the Registration
           Statement on Form S-1 of the Company, No. 33-16963)................
     2.5 --Amendment No. 1 dated as of October 23, 1991 to the Agreement and
           Plan of Merger dated as of July 29, 1991 among the Company, Purity
           Supreme, Inc. and PSLP Holding Corporation (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K of the
           Company dated December 17, 1991)...................................
     3.1 --Restated Certificate of Incorporation of the Company, as amended.
           (incorporated by reference from Exhibit 3.3 to the Registration
           Statement on Form S-1 of Pathmark, File No. 33-59612, the "October
           1993 Registration Statement")......................................
     3.2 --Amendment to the Restated Certificate of Incorporation of the
           Company, as amended. (incorporated by reference from Exhibit 3.2 to the October Registration Statement)................................
     3.3 --By-Laws of the Company, as amended. (incorporated by reference from
           Exhibit 3.6 to the 1993 Registration Statement)....................
     3.4 --Restated Certificate of Incorporation of the Company, as amended.
           (incorporated by reference from Exhibit 3.4 to the 1993
           Registration Statement)............................................
     3.5 --Certificate of Designation of the $3.52 Cumulative Exchangeable
           Redeemable Preferred Stock of Holdings. (incorporated by reference from Exhibit 3.5 to the 1993 "Registration Statement").............
     4.1 --Indenture dated as of May 1, 1992 between the Company and
           Wilmington Trust Company, Trustee, relating to the 11 5/8%
           Subordinated Notes due 2002 of Holdings (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994.)...........................................
     4.2 --Supplemental Indenture between the Company and Wilmington Trust
           Company, Trustee, to the Indenture dated as of May 1, 1992 between
           Holdings and Wilmington Trust Company, Trustee, relating to the 11
           5/8% Subordinated Notes dues 2002 of Holdings (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994.)..................................
     4.3 --Commitment Letter dated March 12, 1993 between the Company and
           Bankers Trust Company. (incorporated by reference from Exhibit 4.4B to the 1993 Registration Statement)................................
     4.4 --Credit Agreement among Pathmark, the Lenders, listed therein, and
           Banker's Trust Company as Agent (incorporated by reference from the
           Annual Report on Form 10-K of the Company for the year ended
           January 29, 1994.).................................................

EXHIBIT                                                                          PAGE
  NO.                                   EXHIBIT                                  NO.
- -------- ---------------------------------------------------------------------   ----
     4.5  --Credit Agreement among Plainbridge, the Lenders, listed therein, and Banker's Trust Company as Agent (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended
            January 29, 1994.).................................................
     4.6  --Indenture between Pathmark and United States Trust Company of New
            York, Trustee, relating to the Senior Subordinated Notes due 2003 of Pathmark (incorporated by reference from the Annual Report on
            Form 10-K of the Company for the year ended January 29, 1994.).....
     4.7  --Indenture between Pathmark and NationsBank of Georgia, National
            Association, Trustee, relating to the Junior Subordinated Deferred
            Coupon Notes due 2003 of Pathmark (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended
            January 29, 1994.).................................................
     4.8  --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 11 5/8% Subordinated Notes due 2002 of Pathmark
            (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994.)..................
     4.9  --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 12 5/8% Subordinated Debentures due 2002 of
            Pathmark (incorporated by reference from the Annual Report on Form
            10-K of the Company for the year ended January 29, 1994.)..........
    10.1  --Logistical Services Agreement between Pathmark and Plainbridge
            (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994.)..................
    10.2  --Services Agreement between Pathmark and Plainbridge relating to the
            Rickel home centers (incorporated by reference from the Annual
            Report on Form 10-K of the Company for the year ended January 29,
            1994.).............................................................
    10.3  --Services Agreement between the Company and Plainbridge relating to the warehouse and distribution facilities. (incorporated by reference from Exhibit 10.3 to the October 1993 Registration
            Statement).........................................................
    10.4  --Services Agreement dated as of May 3, 1993 between the Company and
            Chefmark (incorporated by reference from Exhibit 10.4 to the 1993
            Registration Statement)............................................
    10.5  --Chefmark Supply Agreement, dated May 3, 1993, between the Company and Chefmark (incorporated by reference from Exhibit 10.5 to the
            1993 Registration Statement).......................................
    10.6  --Tax Sharing Agreement between the Company and SMG-II (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994....................................
    10.7  --Tax Indemnity Agreement between the Company and Plainbridge
            (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994....................
    10.8  --Supermarkets General Corporation Pension Plan (as Amended and
            Restated effective January 1, 1979) as amended through May 29, 1987
            (incorporated by reference from Exhibit 10.21 to the Registration
            Statement on Form S-1 of Holdings, File No. 33-16963)..............
    10.9  --Supermarkets General Corporation Savings Plan (as Amended and
            Restated effective April 1, 1983) as amended through January 1,
            1987 (incorporated by reference from Exhibit 10.22 to the
            Registration Statement on Form S-1 of Holdings, File No.
            33-16963)..........................................................
    10.10 --Supermarkets General Corporation Management Incentive Plan
            effective June 17, 1971 (incorporated by reference from Exhibit
            10.23 to the Registration Statement on Form S-1 of Holdings, File
            No. 33-16963)......................................................

EXHIBIT                                                                          PAGE
  NO.                                   EXHIBIT                                  NO.
- -------- ---------------------------------------------------------------------   ----
    10.11 --Supplemental Retirement Agreements dated as of March 9, 1987 between Old Supermarkets and Jack Futterman (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form
            S-1 of Holdings, File No. 33-16963)................................
    10.12 --Excess Benefit Plan of Supermarkets General Corporation, effective as of March 9, 1987................................................
    10.13 --Recourse Secured Promissory Note, dated October 5, 1987, given to
            Holdings from each Management Investor listed therein (incorporated by reference from Exhibit 10.43 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Holdings, File No.
            33-16963)..........................................................
    10.14 --Stock Pledge Agreement dated October 5, 1987, between Holdings and each Management Investor listed therein (incorporated by reference from Exhibit 10.44 to Post-Effective Amendment No. 1 to the
            Registration Statement on Form S-1 of Holdings, File No.
            33-16963)..........................................................
    10.15 --SMG-II Holdings Corporation Management Investors Stock Option Plan,
            as amended May 17, 1991 (the "Option Plan")........................
    10.16 --Form of Stock Option Agreement under the Option Plan...............
    10.17 --SMG-II Holdings Corporation Employees 1987 Stock Option Plan, as
            amended May 17, 1991...............................................
    10.18 --Employment Agreement dated as of August 1, 1993 among the Company,
            Pathmark, SMG-II and Jack Futterman (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended
            January 29, 1994...................................................
    10.20 --Employment Agreement dated as of August 1, 1993 between the
            Company, SMG-II and Anthony Cuti (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended
            January 29, 1994...................................................
    10.21 --Stockholders Agreement, dated as of February 4, 1991, among SMG-II
            Holdings Corporation and its Stockholders (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form
            S-1 of Holdings, File No. 33-16963)................................
    10.22 --Supplemental Retirement Agreements dated as of March 12, 1993 between Pathmark and Anthony Cuti (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended
            January 29, 1994...................................................
    10.23 --Supplemental Retirement Agreement, dated June 1, 1994 between the
            Company and Harvey Gutman, Robert Joyce and Ronald Rallo,
            respectively (incorporated by reference from Annual Report on Form
            10-K of Pathmark for the year ended January 28, 1995)..............
    12.1* --Statements regarding computation of ratio of earnings to fixed charges............................................................
    21.1* --List of Subsidiaries of the Company................................
    24. * --Power of Attorney of Alexis P. Michas..............................

- ------------

*Filed herewith.