Form 10-Q
period 1995-04-29
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1995-06-13
CIK 821139

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

            FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
               APRIL 29, 1995                                     0-16404


                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                      13-3408704
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       301 BLAIR ROAD, P. O. BOX 5301                           07095-0915
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

    As of April 29, 1995, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           13 WEEKS ENDED
                                                                      ------------------------
                                                                      APRIL 29,     APRIL 30,
                                                                         1995          1994
                                                                      ----------    ----------
Sales..............................................................   $1,039,368    $1,033,091
Cost of sales (exclusive of depreciation and amortization shown
  separately below)................................................      742,045       745,355
                                                                      ----------    ----------
Gross profit.......................................................      297,323       287,736
Selling, general and administrative expenses.......................      233,493       235,391
Depreciation and amortization......................................       19,979        18,303
                                                                      ----------    ----------
Operating earnings.................................................       43,851        34,042
Interest expense...................................................      (43,170)      (41,320)
Interest charged to discontinued operations........................           --         3,677
                                                                      ----------    ----------
Earnings (loss) from continuing operations before income taxes and
  extraordinary item...............................................          681        (3,601)
Income tax provision...............................................          101            42
                                                                      ----------    ----------
Earnings (loss) from continuing operations before extraordinary
  item.............................................................          580        (3,643)
Loss from discontinued operations..................................           --        (4,705)
                                                                      ----------    ----------
Earnings (loss) before extraordinary item..........................          580        (8,348)
Extraordinary item.................................................         (252)           --
                                                                      ----------    ----------
Net earnings (loss)................................................          328        (8,348)
Less: non-cash preferred stock accretion and dividend
  requirements.....................................................       (4,716)       (4,702)
                                                                      ----------    ----------
Net loss attributable to its common stockholder....................   $   (4,388)   $  (13,050)
                                                                      ----------    ----------
                                                                      ----------    ----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        APRIL 29,     JANUARY 28,
                                                                          1995           1995
                                                                       -----------    -----------
   ASSETS
Current Assets
 Cash and marketable securities.....................................   $    21,468    $    23,247
 Accounts receivable, net...........................................        12,665         13,380
 Merchandise inventories............................................       254,622        255,631
 Income taxes receivable............................................            --          7,756
 Prepaid expenses...................................................        26,319         26,580
 Due from suppliers.................................................        14,836         18,256
 Other current assets...............................................        15,950         29,541
                                                                       -----------    -----------
     Total Current Assets...........................................       345,860        374,391
Property and Equipment, Net.........................................       594,310        598,801
Deferred Financing Costs, Net.......................................        38,712         40,446
Deferred Income Taxes...............................................         8,112          5,969
Investment in Purity Supreme (net of valuation allowance of $24,100
  at April 29, 1995 and January 28, 1995)...........................            --             --
Other Assets........................................................        24,869         23,951
                                                                       -----------    -----------
                                                                       $ 1,011,863    $ 1,043,558
                                                                       -----------    -----------
                                                                       -----------    -----------
   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts payable...................................................   $   228,194    $   239,752
 Current maturities of long-term debt...............................        48,447         46,310
 Accrued payroll and payroll taxes..................................        51,092         53,638
 Income taxes payable...............................................         1,043             --
 Current portion of obligations under capital leases................        18,978         18,298
 Accrued interest payable...........................................        39,408         19,672
 Accrued expenses and other current liabilities.....................        90,147         94,630
                                                                       -----------    -----------
     Total Current Liabilities......................................       477,309        472,300
                                                                       -----------    -----------
Long-Term Debt......................................................     1,325,855      1,365,571
                                                                       -----------    -----------
Obligations Under Capital Leases, Long-Term.........................       127,832        127,122
                                                                       -----------    -----------
Other Noncurrent Liabilities........................................       263,189        256,911
                                                                       -----------    -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value.......................       102,371        101,959
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares at April 29, 1995 and
     January 28, 1995
   Liquidation preference, $25 per share: $122,267 at April 29, 1995 and January 28, 1995
                                                                       -----------    -----------
     Total Redeemable Securities....................................       102,371        101,959
                                                                       -----------    -----------
Commitments and Contingencies (Note 12)
Stockholder's Deficit
 Class A Common Stock, $.01 par value...............................             7              7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares at April 29, 1995 and
     January 28, 1995
 Class B Common Stock, $.01 par value...............................             3              3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares at April 29, 1995 and
     January 28, 1995
 Paid-in Capital....................................................       198,723        199,135
 Accumulated Deficit................................................    (1,483,426)    (1,479,450)
                                                                       -----------    -----------
     Total Stockholder's Deficit....................................    (1,284,693)    (1,280,305)
                                                                       -----------    -----------
                                                                       $ 1,011,863    $ 1,043,558
                                                                       -----------    -----------
                                                                       -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              CLASS A   CLASS B                                TOTAL
                                              COMMON    COMMON    PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                               STOCK     STOCK    CAPITAL      DEFICIT        DEFICIT
                                              -------   -------   --------   -----------   -------------
Balance at January 28, 1995.................    $ 7       $ 3     $199,135   $(1,479,450)   $ (1,280,305)
  Net income................................     --        --           --           328             328
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --        (4,304)         (4,304)
  Accretion on preferred stock..............     --        --         (412)           --            (412)
                                              -------   -------   --------   -----------   -------------
Balance April 29, 1995......................    $ 7       $ 3     $198,723   $(1,483,426)   $ (1,284,693)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

Balance, January 29, 1994...................    $ 7       $ 3     $200,748   $(1,485,468)   $ (1,284,710)
  Net loss..................................     --        --           --        (8,348)         (8,348)
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --        (4,304)         (4,304)
  Accretion on preferred stock..............     --        --         (398)           --            (398)
                                              -------   -------   --------   -----------   -------------
Balance April 30, 1994......................    $ 7       $ 3     $200,350   $(1,498,120)   $ (1,297,760)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              13 WEEKS ENDED
                                                                          ----------------------
                                                                          APRIL 29,    APRIL 30,
                                                                            1995         1994
                                                                          ---------    ---------
Operating Activities
  Net earnings (loss)..................................................   $     328    $  (8,348)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
      Depreciation and amortization....................................      20,629       18,951
      Deferred income tax provision (benefit)..........................      (2,942)       2,811
      Extraordinary item...............................................         252           --
      Interest accruable but not payable...............................       3,611        3,254
      Amortization of original issue discount..........................       2,164        3,487
      Amortization of debt issuance costs..............................       1,779        1,717
      Gain on disposal of property and equipment.......................         (93)        (120)
      Loss from discontinued operations................................          --        4,705
      Cash provided by (used for) operating assets and liabilities
        Accounts receivable, net.......................................         715       (1,378)
        Merchandise inventories........................................       1,009      (18,527)
        Income taxes...................................................       8,799       19,423
        Prepaid expenses...............................................        (389)      (4,576)
        Due from suppliers.............................................       3,420        3,749
        Other current assets...........................................       8,885       (2,250)
        Other assets...................................................        (905)       6,290
        Accounts payable...............................................     (11,558)     (17,552)
        Accrued payroll and payroll taxes..............................      (2,546)      (5,233)
        Accrued interest payable.......................................      19,736       19,330
        Accrued expenses and other current liabilities.................      (4,634)         341
        Other noncurrent liabilities...................................       2,774        1,466
                                                                          ---------    ---------
          Cash provided by operating activities........................      51,034       27,540
                                                                          ---------    ---------
Investing Activities
  Property and equipment expenditures..................................     (10,034)     (13,429)
  Proceeds from disposition of property and equipment..................         559          578
  Proceeds from disposal of home centers segment.......................       4,706           --
                                                                          ---------    ---------
          Cash used for investing activities...........................      (4,769)     (12,851)
                                                                          ---------    ---------
Financing Activities
  Decrease in Working Capital Facilities borrowings....................     (28,500)      (1,500)
  Decrease in Pathmark Term Loan.......................................      (8,750)      (8,750)
  Repayment of PTK Exchangeable Guaranteed Debentures..................      (4,454)          --
  Premiums incurred in redemption of PTK Exchangeable Guaranteed
    Debentures.........................................................        (252)          --
  Repayment of other long-term borrowings..............................      (1,651)        (815)
  Reduction in obligations under capital leases........................      (4,437)      (4,287)
                                                                          ---------    ---------
          Cash used for financing activities...........................     (48,044)     (15,352)
                                                                          ---------    ---------

Decrease in cash and marketable securities.............................      (1,779)        (663)
Cash and marketable securities at beginning of period..................      23,247        6,168
                                                                          ---------    ---------
Cash and marketable securities at end of period........................   $  21,468    $   5,505
                                                                          ---------    ---------
                                                                          ---------    ---------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    On February 4, 1991, Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through the consummation of an exchange offer (the "Exchange Offer") pursuant to which the then existing common stockholders exchanged on a one-for-one basis shares of the Company's common stock for shares of common stock of SMG-II Holdings Corporation ("SMG-II"), became a wholly owned subsidiary of SMG-II. As a result of the Exchange Offer, SMG-II owns all of the Company's common stock and is effectively a holding company for the operations of the Company. The holders of SMG-II's common stock include certain limited partnerships controlled directly or indirectly by Merrill Lynch Capital Partners, Inc., together with certain indirectly wholly owned subsidiaries of Merrill Lynch & Co., Inc., certain members of the Company's management, CBC Capital Partners, Inc. and the Equitable Life Assurance Society of the United States and certain of its affiliates.

    Pathmark Stores, Inc. ("Pathmark") and Plainbridge, Inc. ("Plainbridge") are wholly owned subsidiaries of PTK Holdings, Inc. ("PTK"), which is a wholly owned subsidiary of the Company.

    The results from discontinued operations represent the operations of the Company's home centers segment which was sold during Fiscal 1994 (see Note 2). At the time of a recapitalization in Fiscal 1993, Holdings intended to further spin off Plainbridge to Holdings' common stockholder. Such further spin-off would have required the satisfaction of dividend restrictions with respect to Holdings' Exchangeable Preferred Stock, as well as, obtaining consents from various lenders to Plainbridge and PTK. During the fourth quarter of Fiscal 1994, as a result of the aforementioned dividend restrictions, Holdings has concluded that a further spin-off of Plainbridge to Holdings' common stockholder is not likely to occur. Accordingly, prior year financial statements which had included the results of Plainbridge's warehouse, transportation and real estate operations as discontinued operations have been reclassified to include such results in continuing operations.

    The consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company and have been prepared in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 28, 1995. The report should be read in conjunction with the Company's Form 10-K Annual Report for the year ended January 28, 1995, Notes to Consolidated Financial Statements.

    The accompanying consolidated financial statements of the Company indicate that at April 29, 1995 current liabilities exceed its current assets by $131.4 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

    Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

NOTE 2--DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM

    On November 4, 1994, the Company's Plainbridge subsidiary completed the sale of its home centers segment for approximately $88.7 million in cash, plus the assumption of certain indebtedness. The Company used net cash proceeds of $66.6 million in Fiscal 1994 and $4.7 million in the first quarter

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 2--DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM--(CONTINUED) of Fiscal 1995 to pay down the PTK DIBs, including accrued interest and debt premium. The debt premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.3 million in the first quarter of Fiscal 1995.

    As of the date of sale, the net assets of the home centers segment were as follows (dollars in thousands):

Current assets.......................................................   $ 67,713
Property and equipment...............................................     60,062
Other assets.........................................................      3,244
                                                                        --------
Total assets.........................................................    131,019
                                                                        --------
Current liabilities..................................................     39,841
Noncurrent liabilities...............................................     22,219
                                                                        --------
Total liabilities....................................................     62,060
                                                                        --------
Net assets...........................................................   $ 68,959
                                                                        --------
                                                                        --------

    Through the date of sale, the Company reported the home center segment as discontinued operations. Operating results of such discontinued operations were as follows (dollars in thousands):

                                                                   13 WEEKS
                                                                     ENDED
                                                                   APRIL 30,
                                                                     1994
                                                                   ---------
Sales...........................................................    $ 75,459
                                                                   ---------
                                                                   ---------
Loss before income taxes........................................    $ (4,705)(a)
Income tax provision............................................          --
                                                                   ---------
Net loss from discontinued operations...........................    $ (4,705)
                                                                   ---------
                                                                   ---------

- ------------

 (a) The Company charged the home centers segment interest expense relating to a proportionate share of certain borrowings. These charges amounted to $3.7 million in the first quarter of Fiscal 1994 and are included in the results of the discontinued operations.

NOTE 3--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                       APRIL 29,     JANUARY 28,
                                                         1995           1995
                                                       ---------     -----------
Merchandise inventories at FIFO cost...............    $ 298,603      $ 298,812
Less LIFO reserve..................................       43,981         43,181
                                                       ---------     -----------
Merchandise inventories at LIFO cost...............    $ 254,622      $ 255,631
                                                       ---------     -----------
                                                       ---------     -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 4--OTHER CURRENT ASSETS

    The reduction in other current assets at April 29, 1995 compared to January 28, 1995 is primarily due to a reduction in assets held for sale in the normal course of business.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                        APRIL 29,    JANUARY 28,
                                                          1995          1995
                                                        ---------    -----------
Land.................................................   $  65,231     $  65,142
Buildings and building improvements..................     204,698       201,553
Fixtures and equipment...............................     203,933       200,015
Leasehold costs and improvements.....................     270,313       268,165
Transportation equipment.............................      19,101        19,828
                                                        ---------    -----------
Property and equipment, owned........................     763,276       754,703
Property and equipment under capital leases..........     177,928       173,175
                                                        ---------    -----------
Property and equipment, at cost......................     941,204       927,878
Less accumulated depreciation and amortization.......     346,894       329,077
                                                        ---------    -----------
Property and equipment, net..........................   $ 594,310     $ 598,801
                                                        ---------    -----------
                                                        ---------    -----------

NOTE 6--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                       APRIL 29,     JANUARY 28,
                                                          1995          1995
                                                       ----------    -----------
Pathmark Term Loan..................................   $  339,500    $   348,250
Pathmark Working Capital Facility...................       34,500         63,000
10.25% PTK Exchangeable Guaranteed Debentures
  due 2003..........................................       76,879         79,257
9.625% Pathmark Senior Subordinated Notes due
  2003..............................................      437,160        437,072
10.75% Pathmark Deferred Coupon Notes due 2003......      140,464        136,853
12.625% Pathmark Subordinated Debentures due
  2002..............................................       95,750         95,750
11.625% Pathmark Subordinated Notes due 2002........      199,017        199,017
11.625% Holdings Subordinated Notes due 2002........          983            983
Industrial Revenue Bonds............................        6,375          6,375
Other Debt (primarily mortgages)....................       43,674         45,324
                                                       ----------    -----------
Total debt..........................................    1,374,302      1,411,881
Less current maturities.............................       48,447         46,310
                                                       ----------    -----------
Long-term portion...................................   $1,325,855    $ 1,365,571
                                                       ----------    -----------
                                                       ----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 7--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                              13 WEEKS ENDED
                                                          ----------------------
                                                          APRIL 29,    APRIL 30,
                                                            1995         1994
                                                          ---------    ---------
Pathmark Term Loan.....................................    $  7,925     $  5,896
Pathmark Working Capital Facility......................       1,269          530
Plainbridge Working Capital Facility...................          21          274
Pathmark Senior Subordinated Notes
  Amortization of original issue discount..............          88           88
  Currently payable....................................      10,588       10,588
Pathmark Deferred Coupon Notes
  Accruable but not payable............................       3,611        3,254
Pathmark Subordinated Debentures.......................       3,022        3,022
Pathmark Subordinated Notes............................       5,813        5,813
Amortization of PTK DIBs original issue
  discount.............................................       2,076        3,399
Amortization of debt issuance costs....................       1,779        1,717
Obligations under capital leases.......................       4,047        3,894
Mortgages..............................................          98          135
Other, net.............................................       2,833        2,710
                                                          ---------    ---------
Interest expense.......................................    $ 43,170     $ 41,320
                                                          ---------    ---------
                                                          ---------    ---------

    The Company made cash interest payments of $14.0 million and $12.0 million during the first quarters of Fiscal 1995 and Fiscal 1994, respectively. The majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 8--LEASES

    The Company incurred capital lease obligations of $6.1 million and $1.5 million during the first quarters of Fiscal 1995 and Fiscal 1994, respectively, in connection with lease agreements to acquire property and equipment.

NOTE 9--RELATED PARTY TRANSACTIONS

    During the third quarter of Fiscal 1993, Pathmark and Plainbridge entered into related party agreements and transactions. Refer to the Company's Form 10-K Annual Report for the year ended January 28, 1995, Notes to the Consolidated Financial Statements, for a more detailed description of such agreements. These related party agreements and transactions are summarized as follows:

1) Spin-Off

  A) Services Agreements:

    Pathmark, Plainbridge and the Company are parties to agreements pursuant to which Pathmark will continue to provide certain administrative services relating to the warehouse, distribution and home centers operations of Plainbridge and certain administrative services to Chefmark. Such services include, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. Each of the agreements have an initial term of five years, with renewal options at the end of such term. The cost of the services charged to Plainbridge and Chefmark under these agreements in the aggregate was approximately $3.0 million and $3.4 million during the first quarter of Fiscal 1995 and Fiscal 1994, respectively.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 9--RELATED PARTY TRANSACTIONS--(CONTINUED)
  B) The Logistical Services Agreements:

    Under the Logistical Services Agreement, Plainbridge supplies Pathmark most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. The cost of fees paid by Pathmark to Plainbridge related to the Logistical Services Agreement in the aggregate was approximately $33.5 million and $35.2 million during the first quarter of Fiscal 1995 and Fiscal 1994, respectively. Pathmark also received an allowance of approximately $6.1 million and $6.3 million during the first quarter of Fiscal 1995 and Fiscal 1994, respectively, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction. Pursuant to the Logistical Services Agreement, Pathmark directs the purchase of the merchandise to be provided to it by Plainbridge. Pathmark negotiates directly with vendors regarding the types of merchandise required, the quantities needed, the delivery schedules, the pricing, and all the other terms and conditions of sale. All merchandise is ordered by Pathmark for the account of Plainbridge, which will pay for and will retain title to such merchandise until it has been delivered to Pathmark. If requested by a vendor, Pathmark in its sole discretion, may guarantee payment of such orders by Plainbridge. Pathmark guaranteed approximately $31.3 million and $38.3 million of such merchandise purchases by Plainbridge at April 29, 1995 and April 30, 1994, respectively.

2) Other:

    In conjunction with the Plainbridge Spin-Off, certain real property was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. During each of the first quarters of Fiscal 1995 and Fiscal 1994, such rentals amounted to $1.1 million.

    In addition, Pathmark is leasing six store properties to Plainbridge with a net book value of $8.9 million at April 29, 1995. The Company believes that the rentals received from Plainbridge approximate fair value. During each of the first quarters of Fiscal 1995 and Fiscal 1994, such rentals amounted to $1.0 million.

    Certain Management Investors issued Recourse Notes to the Company related to the purchase of the Company's Class A common stock. These Management Investors have pledged shares of SMG-II Class A common stock to secure the repayment of the Recourse Notes. Recourse Notes in the amount of $1.7 million were outstanding at April 29, 1995 and January 28, 1995.

NOTE 10--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

    Exchangeable Preferred Stock activity during the first quarter of Fiscal 1995 was as follows (dollars in thousands):

                                                          NUMBER OF
                                                           SHARES       AMOUNT
                                                          ---------    --------
Balance, January 28, 1995..............................   4,890,671    $101,959
Accretion on preferred stock...........................          --         412
                                                          ---------    --------
Balance, April 29, 1995................................   4,890,671    $102,371
                                                          ---------    --------
                                                          ---------    --------

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock since the Company did not meet the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. Holdings does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at April 29, 1995, the unpaid dividends of $43.0 million were accrued and included in other noncurrent liabilities.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 10--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED)

    Pursuant to the Certificate of Stock Designation for the Exchangeable Preferred Stock (the "Certificate of Designation"), the Company was required to pay cash dividends to the Exchangeable Preferred Stockholders at an annual rate of $3.52 per share beginning on January 15, 1993. The Certificate of Designation provides that the Exchangeable Preferred Stock is non-voting except that if an amount equal to six quarterly dividends is in arrears in whole, or in part, the Exchangeable Preferred Stockholders voting as a class are entitled to elect an additional two members to the Board of Directors of the Company. The Company is currently in arrears on the payment of ten quarterly dividends. Accordingly, the Exchangeable Preferred Stockholders at a stockholders' meeting held on June 8, 1995, elected two members to the Company's Board of Directors.

NOTE 11--INCOME TAXES

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax provision for the first quarter of Fiscal 1995 relates to state income taxes primarily in those states where the Company is unable to utilize its state tax loss carryforwards. The federal income tax provision for the first quarter of Fiscal 1995 was reduced by a corresponding reversal in the valuation allowance since the Company would be able to realize such deferred income tax assets through future deductions. At April 29, 1995 the Company has net deferred income tax assets of $33.3 million and a valuation allowance of $25.2 million. The net unreserved deferred income tax assets of approximately $8.1 million consist of alternative minimum tax credit carryforwards of approximately $6.0 million and other deferred income tax assets which could be recovered of approximately $2.1 million. The Company is continuing to assess the likelihood of realizing its deferred income tax assets which have a corresponding valuation allowance and will adjust the valuation allowance when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize such deferred income tax assets. Such reductions in the valuation allowance, if any, will be reflected as a component of income tax expense. The income tax provision for the first quarter of Fiscal 1994 is net of an increase in deferred income tax assets and related valuation allowance of $0.4 million due to additonal net operating loss carryforwards.

    During the first quarter of Fiscal 1995, the Company made income tax payments of $0.2 million and received income tax refunds of $8.0 million. During the first quarter of Fiscal 1994, the Company made income tax payments of $.04 million and received income tax refunds of $22.5 million.

NOTE 12--CONTINGENCIES

    The Company is contingently liable for certain obligations of the Purity Operations primarily consisting of approximately 60 leases for real property, in the event of default thereunder by the purchaser of the Purity Operations. As of January 28, 1995, the estimated present value of such lease obligations approximated $109.5 million. The Company is also contingently liable for a loan guarantee of approximately $1.1 million at April 29, 1995.

    The Company is also contingently liable for certain obligations of the recently sold home centers segment primarily consisting of 19 leases for real property, in the event of default thereunder by the purchaser of the recently sold home centers segment. As of January 28, 1995, the estimated present value of such lease obligations approximated $27.6 million.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 12--CONTINGENCIES--(CONTINUED)
    The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

NOTE 13--INVESTMENT IN PURITY SUPREME

    On April 24, 1995, a strategic buyer announced its plans to purchase Purity Supreme, Inc. ("Purity"), subject to completion of regulatory approval and compliance with terms and conditions of the purchase agreement. The sale is expected to close later in 1995, with the Company expecting to receive approximately $16 million based upon the announced price. Until the proposed transaction is consummated, no adjustment will be made to the valuation allowance related to the securities representing the Company's investment in Purity. Further, based on the announced price, if the proposed transaction is consummated, a capital tax loss carryforward of approximately $70 million will be generated. The benefit of such capital tax loss carryforward will only be realized to the extent the Company generates capital gains.

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

RESULTS OF OPERATIONS

  Sales:

    Sales for the first quarter of Fiscal 1995 were $1.039 billion compared to $1.033 billion in the prior-year period. Sales for stores opened in both years, including replacement stores, increased 0.8%. At quarter end, the Company operated 142 supermarkets, including 32 Pathmark 2000 format stores compared with the end of Fiscal 1994 when the Company operated 143 supermarkets, including 29 Pathmark 2000 format stores. The Company also operated 30 freestanding Pathmark drug stores and six "deep discount" drug stores at quarter end and the end of Fiscal 1994. In order to improve sales and profitability, the Company is continuing to focus on its enlargement and renovation program.

  Gross Profit:

    Gross profit for the first quarter of Fiscal 1995 was $297.3 million or 28.6% of sales compared with $287.7 million or 27.9% of sales for the first quarter of Fiscal 1994. This improvement in gross profit as a percentage of sales is primarily due to lower inventory shrink, increased focus on merchandising programs as well as to the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments, particularly higher margin perishables. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.8 million for the first quarters of both Fiscal 1995 and Fiscal 1994.

  Selling, General and Administrative Expenses:

    Selling, general and administrative expenses for the first quarter of Fiscal 1995 decreased $1.9 million or 0.8% compared to the prior-year period. As a percentage of sales, selling, general and administrative expenses were 22.5% for the quarter of Fiscal 1995, down from 22.8% in the prior-year period. The decrease as a percentage of sales in the first quarter compared to the prior-year period was due to lower promotional costs this year and the weather related expenses that adversely affected last year's first quarter.

  Depreciation and Amortization:

    Depreciation and amortization of $20.0 million for the first quarter of Fiscal 1995 was $1.7 million more than the prior-year period of $18.3 million. The increase in depreciation and amortization expense for the first quarter of Fiscal 1995 compared to the prior-year period was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization of $0.7 million in each of the first quarters of Fiscal 1995 and Fiscal 1994 which is recorded in cost of goods sold.

  Operating Earnings:

    Operating earnings for the first quarter of Fiscal 1995 were $43.9 million compared with the prior-year period of $34.0 million. The increase in operating earnings during the quarter compared to the prior-year period was primarily due to the improved gross profit and lower operating expenses.

  Interest Expense:

    Interest expense of $43.2 million for the first quarter of Fiscal 1995 was $1.9 million more than the prior-year period of $41.3 million. The increase was primarily due to the higher interest rates on the Company's floating rate bank debt.

  Income Taxes:

    Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax provision relates to state income taxes primarily in those states where the Company is unable to utilize its state tax loss carryforwards. The Federal income tax provision for the first quarter of Fiscal 1995 was reduced by a corresponding reversal in the net deferred income tax valuation allowance since the Company would be able to realize such deferred income tax assets through future reductions. The income tax provision for the first quarter of Fiscal 1994 of $0.04 million is net of an adjustment in deferred income tax assets and related valuation allowance of $0.4 million due to additional net operating loss carryforwards.

    During the first quarter of Fiscal 1995, the Company made income tax payments of $0.2 million and received income tax refunds of $8.0 million. During the first quarter of Fiscal 1994, the Company made income tax payments of $.04 million and received income tax refunds of $22.5 million.

  Summary of Operations:

    For the first quarter of Fiscal 1995, the Company's earnings from continuing operations before extraordinary items were $0.6 million compared to a loss of $3.6 million for the prior-year period. The increase in earnings is primarily due to the increased operating earnings, partially offset by higher interest expense.

  Extraordinary Items:

    During the first quarter of Fiscal 1995, in connection with the proceeds received related to the disposal of the home centers segment, the Company was required to paydown $4.7 million of PTK DIBs. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.3 million.

FINANCIAL CONDITION

  Debt Service:

    During the first quarter of Fiscal 1995, total debt decreased $37.6 million from year end primarily due to the scheduled Term Loan repayments, a decrease in borrowings under the Pathmark Working Capital Facility as well as the required paydown of the PTK DIB's with the home center disposal proceeds partially offset by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Pathmark Working Capital Facility were $34.5 million at April 29, 1995 and have increased as a result of seasonal borrowing needs to $39.0 million at June 6, 1995. There were no outstanding borrowings under the Plainbridge Working Capital Facility at April 29, 1995 and June 6, 1995.

    Under the Pathmark Working Capital Facility, which expires in Fiscal 1998, Pathmark can borrow or obtain letters of credit in an aggregate amount not to exceed $175.0 million (of which the maximum of $100.0 million can be in letters of credit) subject to an annual cleandown provision. Under the terms of the Pathmark cleandown provision, in each fiscal year loans cannot exceed $50.0 million under the Pathmark Working Capital Facility for a period of 30 consecutive days. Pathmark satisfied the terms of the Fiscal 1995 cleandown provision during the first quarter. Under the Plainbridge Working Capital Facility, which expires in Fiscal 1997, Plainbridge can borrow or obtain letters of credit in an aggregate amount not to exceed $40.0 million (of which the maximum of $30.0 million can be in letters of credit).

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

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in millions):

                                                                 PRINCIPAL
FISCAL YEARS                                                      PAYMENTS
- ------------                                                     ----------
  1995(a).................................................         $ 36.5
  1996....................................................           48.0
  1997....................................................           58.1
  1998....................................................          141.0
  1999....................................................          138.8
  2000....................................................           50.6
  2001....................................................           50.0
  2002....................................................          195.8
  2003....................................................          655.5
- ------------

(a) Subsequent to April 29, 1995

  Liquidity:

    The consolidated financial statements of the Company indicate that at April 29, 1995, current liabilities exceed its current assets by $131.4 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which include certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

    Holdings believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and the Company's borrowing facilities. Future refinancing may be necessary if cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Plainbridge Working Capital Facility in Fiscal 1997, the maturity of the Pathmark Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the Pathmark Term Loan in Fiscal 1999 and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes and the PTK DIBs due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness or that future borrowing facilities will be available. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of outstanding indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

  Preferred Stock Dividends:

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at April 29, 1995, the unpaid dividends of $43.0 million were accrued and included in other noncurrent liabilities.

  Capital Expenditures:

    Capital expenditures related to Pathmark supermarkets and drug stores for the first quarter of Fiscal 1995, including property acquired under capital leases, were approximately $15.6 million compared to approximately $13.2 million for the prior-year period. During the first quarter of Fiscal 1995, the Company completed three major renovations to existing supermarkets. During the remainder of Fiscal 1995, the Company plans to open up to six new Pathmark 2000 format stores, four of which will replace smaller stores, and plans to complete up to 29 major renovations and enlargements.

  Cash Flows:

    Net cash provided by operating activities amounted to $51.0 million in the first quarter of Fiscal 1995 compared to $27.5 million in the prior-year period. The increase in net cash provided by operating activities is primarily due to an increase in net earnings and an improvement in cash provided by operating assets and liabilities. Cash used for investing activities in the first quarter of Fiscal 1995 was $4.8 million, primarily due to expenditures of property and equipment of $10.0 million, partially offset by the proceeds of $4.8 million related to the disposal of the home centers segment, compared to $12.9 million in the first quarter of Fiscal 1994, primarily reflecting the expenditures for property and equipment. Cash used for financing activities in the first quarter of Fiscal 1995 was $48.0 million compared to $15.4 million in the prior-year period. The increase in cash used for financing activities is primarily due to the scheduled Term Loan repayments and a decrease in borrowings under the Working Capital Facilities in Fiscal 1995.

  Investment in Purity Supreme:

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

Date: June 13, 1995