Form 10-Q
period 1995-07-29
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1995-09-12
CIK 821139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

            FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
                JULY 29, 1995                                     0-16404

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3408704
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       301 BLAIR ROAD, P. O. BOX 5301                           07095-0915
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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X      NO
                                               --       --

    As of July 29, 1995, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                   13 WEEKS ENDED              26 WEEKS ENDED
                                              ------------------------    ------------------------
                                               JULY 29,      JULY 30,      JULY 29,      JULY 30,
                                                 1995          1994          1995          1994
                                              ----------    ----------    ----------    ----------
Sales......................................   $1,024,677    $1,040,645    $2,064,045    $2,073,736
Cost of sales (exclusive of depreciation
  and amortization shown separately
  below)...................................      730,222       748,588     1,472,267     1,493,943
                                              ----------    ----------    ----------    ----------
Gross profit...............................      294,455       292,057       591,778       579,793
Selling, general and administrative
  expenses.................................      233,342       228,683       466,835       464,074
Depreciation and amortization..............       20,117        18,499        40,096        36,802
                                              ----------    ----------    ----------    ----------
Operating earnings.........................       40,996        44,875        84,847        78,917
Gain on disposition of freestanding drug
  stores...................................       15,535            --        15,535            --
Interest expense...........................      (43,750)      (42,971)      (86,920)      (84,291)
Interest charged to discontinued
  operations...............................           --         3,680            --         7,357
                                              ----------    ----------    ----------    ----------
Earnings from continuing operations before
  income taxes and extraordinary item......       12,781         5,584        13,462         1,983
Income tax benefit (provision).............       19,941        (1,450)       19,840        (1,492)
                                              ----------    ----------    ----------    ----------
Earnings from continuing operations before
  extraordinary item.......................       32,722         4,134        33,302           491
Earnings (loss) from discontinued
  operations...............................           --         2,802            --        (1,903)
                                              ----------    ----------    ----------    ----------
Earnings (loss) before extraordinary
  item.....................................       32,722         6,936        33,302        (1,412)
Extraordinary item.........................         (675)           --          (927)           --
                                              ----------    ----------    ----------    ----------
Net earnings (loss)........................       32,047         6,936        32,375        (1,412)
Less: non-cash preferred stock accretion
  and dividend requirements................       (4,721)       (4,705)       (9,437)       (9,407)
                                              ----------    ----------    ----------    ----------
Net earnings (loss) attributable to common
  stockholder..............................   $   27,326    $    2,231    $   22,938    $  (10,819)
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        JULY 29,      JANUARY 28,
                                                                          1995           1995
                                                                       -----------    -----------
   ASSETS
Current Assets
 Cash and marketable securities.....................................   $    11,121    $    23,247
 Accounts receivable, net...........................................        12,653         13,380
 Merchandise inventories............................................       232,816        255,631
 Income taxes receivable............................................            --          7,756
 Prepaid expenses...................................................        25,229         26,580
 Due from suppliers.................................................        16,684         18,256
 Other current assets...............................................        20,481         29,541
                                                                       -----------    -----------
     Total Current Assets...........................................       318,984        374,391
Property and Equipment, Net.........................................       588,751        598,801
Deferred Financing Costs, Net.......................................        37,114         40,446
Deferred Income Taxes...............................................        38,996          5,969
Investment in Purity Supreme, Inc. (net of valuation allowance of
 $24,700
 at July 29, 1995 and $24,100 at January 28, 1995)..................            --             --
Other Assets........................................................        25,619         23,951
                                                                       -----------    -----------
                                                                       $ 1,009,464    $ 1,043,558
                                                                       -----------    -----------
                                                                       -----------    -----------
   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts payable...................................................   $   234,645    $   239,752
 Current maturities of long-term debt...............................        48,303         46,310
 Accrued payroll and payroll taxes..................................        50,551         53,638
 Income taxes payable...............................................         9,407             --
 Current portion of obligations under capital leases................        18,681         18,298
 Accrued interest payable...........................................        20,855         19,672
 Accrued expenses and other current liabilities.....................        97,138         94,630
                                                                       -----------    -----------
     Total Current Liabilities......................................       479,580        472,300
                                                                       -----------    -----------
Long-Term Debt......................................................     1,271,938      1,365,571
                                                                       -----------    -----------
Obligations Under Capital Leases, Long-Term.........................       127,058        127,122
                                                                       -----------    -----------
Other Noncurrent Liabilities........................................       285,467        256,911
                                                                       -----------    -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value.......................       102,788        101,959
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares at July 29, 1995 and
     January 28, 1995
   Liquidation preference, $25 per share: $122,267 at July 29, 1995 and January 28, 1995
                                                                       -----------    -----------
     Total Redeemable Securities....................................       102,788        101,959
                                                                       -----------    -----------
Commitments and Contingencies (Note 13)
Stockholder's Deficit
 Class A Common Stock, $.01 par value...............................             7              7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares at July 29, 1995 and
     January 28, 1995
 Class B Common Stock, $.01 par value...............................             3              3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares at July 29, 1995 and
     January 28, 1995
 Paid-in Capital....................................................       198,306        199,135
 Accumulated Deficit................................................    (1,455,683)    (1,479,450)
                                                                       -----------    -----------
     Total Stockholder's Deficit....................................    (1,257,367)    (1,280,305)
                                                                       -----------    -----------
                                                                       $ 1,009,464    $ 1,043,558
                                                                       -----------    -----------
                                                                       -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              CLASS A   CLASS B                                TOTAL
                                              COMMON    COMMON    PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                               STOCK     STOCK    CAPITAL      DEFICIT        DEFICIT
                                              -------   -------   --------   -----------   -------------
Balance at January 28, 1995.................    $ 7       $ 3     $199,135   $(1,479,450)   $ (1,280,305)
  Net income................................     --        --           --        32,375          32,375
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --        (8,608)         (8,608)
  Accretion on preferred stock..............     --        --         (829)           --            (829)
                                              -------   -------   --------   -----------   -------------
Balance July 29, 1995.......................    $ 7       $ 3     $198,306   $(1,455,683)   $ (1,257,367)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

Balance, January 29, 1994...................    $ 7       $ 3     $200,748   $(1,485,468)   $ (1,284,710)
  Net loss..................................     --        --           --        (1,412)         (1,412)
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --        (8,608)         (8,608)
  Accretion on preferred stock..............     --        --         (799)           --            (799)
                                              -------   -------   --------   -----------   -------------
Balance July 30, 1994.......................    $ 7       $ 3     $199,949   $(1,495,488)   $ (1,295,529)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             26 WEEKS ENDED
                                                                          --------------------
                                                                          JULY 29,    JULY 30,
                                                                            1995        1994
                                                                          --------    --------
Operating Activities
  Net earnings (loss)..................................................   $ 32,375    $ (1,412)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
      Depreciation and amortization....................................     41,396      38,096
      Deferred income tax benefit......................................    (36,538)       (893)
      Gain on disposition of freestanding drug stores..................    (15,535)         --
      Extraordinary item...............................................        927          --
      Interest accrued but not payable.................................      7,318       6,594
      Amortization of original issue discount..........................      4,192       6,987
      Amortization of debt issuance costs..............................      3,558       3,434
      Gain on disposal of property and equipment.......................        (42)       (130)
      Loss from discontinued operations................................         --       1,903
      Cash provided by (used for) operating assets and liabilities
        Accounts receivable, net.......................................        727       1,300
        Merchandise inventories........................................      8,393      (4,773)
        Income taxes...................................................     17,629      22,716
        Prepaid expenses...............................................         51      (4,942)
        Due from suppliers.............................................      1,572       3,457
        Other current assets...........................................      4,353      (2,763)
        Other assets...................................................     (1,849)      6,490
        Accounts payable...............................................     (5,107)    (21,520)
        Accrued payroll and payroll taxes..............................     (3,087)     (7,727)
        Accrued interest payable.......................................      1,183         404
        Accrued expenses and other current liabilities.................     (4,681)     21,530
        Other noncurrent liabilities...................................      4,932      (8,345)
                                                                          --------    --------
          Cash provided by operating activities........................     61,767      60,406
                                                                          --------    --------
Investing Activities
  Property and equipment expenditures..................................    (26,430)    (31,233)
  Proceeds from disposition of property and equipment..................        717         668
  Proceeds from disposition of home centers segment....................      4,706          --
  Proceeds from disposition of freestanding drug stores................     60,521          --
                                                                          --------    --------
          Cash provided by (used for) investing activities.............     39,514     (30,565)
                                                                          --------    --------
Financing Activities
  Increase (decrease) in Working Capital Facilities borrowings.........    (34,000)        500
  Decrease in Pathmark Term Loan.......................................    (42,500)    (17,500)
  Repayment of PTK Exchangeable Guaranteed Debentures..................    (25,113)         --
  Premiums incurred in redemption of PTK Exchangeable Guaranteed
    Debentures.........................................................     (1,392)         --
  Increase in other borrowings.........................................        808         898
  Repayment of other long-term borrowings..............................     (2,346)     (2,004)
  Reduction in obligations under capital leases........................     (8,864)     (8,763)
                                                                          --------    --------
          Cash used for financing activities...........................   (113,407)    (26,869)
                                                                          --------    --------

Increase (decrease) in cash and marketable securities..................    (12,126)      2,972
Cash and marketable securities at beginning of period..................     23,247       6,168
                                                                          --------    --------
Cash and marketable securities at end of period........................   $ 11,121    $  9,140
                                                                          --------    --------
                                                                          --------    --------

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

    The results from discontinued operations represent the operations of the Company's home centers segment which was sold during Fiscal 1994 (see Note 2). At the time of a recapitalization in Fiscal 1993, Holdings intended to further spin off Plainbridge to Holdings' common stockholder. Such further spin-off would have required the satisfaction of dividend restrictions with respect to Holdings' Exchangeable Preferred Stock, as well as, obtaining consents from various lenders to Plainbridge and PTK. During the fourth quarter of Fiscal 1994, as a result of the aforementioned dividend restrictions, Holdings concluded that a further spin-off of Plainbridge to Holdings' common stockholder is not likely to occur. Accordingly, prior year financial statements which had included the results of Plainbridge's warehouse, transportation and real estate operations as discontinued operations have been reclassified to include such results in continuing operations.

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

    The accompanying consolidated financial statements of the Company indicate that at July 29, 1995 current liabilities exceed its current assets by $160.6 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

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
                                                                                    --------
                                                                                    --------

    Through the date of sale, the Company reported the home center segment as discontinued operations. Operating results of such discontinued operations were as follows (dollars in thousands):

                                                                          13 WEEKS    26 WEEKS
                                                                           ENDED       ENDED
                                                                          JULY 30,    JULY 30,
                                                                            1994        1994
                                                                          --------    --------
Sales..................................................................   $107,118    $182,577
                                                                          --------    --------
                                                                          --------    --------
Earnings (Loss) before income taxes(a).................................   $  2,802    $ (1,903)
Income tax provision...................................................         --          --
                                                                          --------    --------
Net earnings (loss) from discontinued operations.......................   $  2,802    $ (1,903)
                                                                          --------    --------
                                                                          --------    --------

------------

 (a)  The Company charged the home centers segment interest expense relating to a proportionate share of certain borrowings. These charges amounted to $3.7 million and
      $7.4 million for the second quarter and the first six-month period of Fiscal 1994, respectively and are included in the results of the discontinued operations.

NOTE 3--DISPOSITION OF FREESTANDING DRUG STORES

    During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores. On July 28, 1995, the Company, through its Pathmark subsidiary, completed the sale of 30 of its freestanding drug stores to Rite Aid Corporation for $60.5 million, subject to any final purchase price adjustments. Pathmark used $25.0 million of the proceeds to repay a portion of its existing Term Loan and paid a dividend of $21.8 million to PTK, as permitted by the indentures governing its debt instruments, in order for PTK to repay a portion of its outstanding debt. The remaining proceeds, which were applied against the Pathmark Working Capital Facility, will be used to pay income taxes and expenses related to the sale.

    The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Pathmark expects to dispose of the remaining six freestanding drug stores during the year.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                       JULY 29,     JANUARY 28,
                                                                         1995          1995
                                                                       --------     -----------
Merchandise inventories at FIFO cost...............................    $276,237      $ 298,812
Less LIFO reserve..................................................      43,421         43,181
                                                                       --------     -----------
Merchandise inventories at LIFO cost...............................    $232,816      $ 255,631
                                                                       --------     -----------
                                                                       --------     -----------

    The reduction in merchandise inventory at July 29, 1995 compared to January 28, 1995 is due primarily to the sale of the freestanding drug stores.

NOTE 5--OTHER CURRENT ASSETS

    The reduction in other current assets at July 29, 1995 compared to January 28, 1995 is primarily due to a reduction in assets held for sale in the normal course of business.

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                                         JULY 29,    JANUARY 28,
                                                                           1995         1995
                                                                         --------    -----------
Land..................................................................   $ 65,274     $  65,142
Buildings and building improvements...................................    208,464       201,553
Fixtures and equipment................................................    203,051       200,015
Leasehold costs and improvements......................................    269,747       268,165
Transportation equipment..............................................     19,078        19,828
                                                                         --------    -----------
Property and equipment, owned.........................................    765,614       754,703
Property and equipment under capital leases...........................    172,284       173,175
                                                                         --------    -----------
Property and equipment, at cost.......................................    937,898       927,878
Less accumulated depreciation and amortization........................    349,147       329,077
                                                                         --------    -----------
Property and equipment, net...........................................   $588,751     $ 598,801
                                                                         --------    -----------
                                                                         --------    -----------

NOTE 7--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                       JULY 29,     JANUARY 28,
                                                                         1995          1995
                                                                      ----------    -----------
Pathmark Term Loan.................................................   $  305,750    $   348,250
Pathmark Working Capital Facility..................................       29,000         63,000
10.25% PTK Exchangeable Guaranteed Debentures due 2003.............       58,160         79,257
9.625% Pathmark Senior Subordinated Notes due 2003.................      437,249        437,072
10.75% Pathmark Deferred Coupon Notes due 2003.....................      144,171        136,853
12.625% Pathmark Subordinated Debentures due 2002..................       95,750         95,750
11.625% Pathmark Subordinated Notes due 2002.......................      199,017        199,017
11.625% Holdings Subordinated Notes due 2002.......................          983            983
Industrial Revenue Bonds...........................................        6,375          6,375
Other Debt (primarily mortgages)...................................       43,786         45,324
                                                                      ----------    -----------
Total debt.........................................................    1,320,241      1,411,881
Less current maturities............................................       48,303         46,310
                                                                      ----------    -----------
Long-term portion..................................................   $1,271,938    $ 1,365,571
                                                                      ----------    -----------
                                                                      ----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 8--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                            13 WEEKS ENDED          26 WEEKS ENDED
                                                         --------------------    --------------------
                                                         JULY 29,    JULY 30,    JULY 29,    JULY 30,
                                                           1995        1994        1995        1994
                                                         --------    --------    --------    --------
Pathmark Term Loan....................................   $  7,730    $  6,654    $ 15,655    $ 12,550
Pathmark Working Capital Facility.....................      1,669       1,378       2,938       1,908
Plainbridge Working Capital Facility..................         21          97          42         371
Pathmark Senior Subordinated Notes
  Amortization of original issue discount.............         88          88         176         176
  Currently payable...................................     10,588      10,588      21,176      21,176
Pathmark Deferred Coupon Notes
  Accrued but not payable.............................      3,707       3,340       7,318       6,594
Pathmark Subordinated Debentures......................      3,022       3,022       6,044       6,044
Pathmark Subordinated Notes...........................      5,812       5,812      11,625      11,625
Amortization of PTK DIBs original issue discount......      1,940       3,412       4,016       6,811
Amortization of debt issuance costs...................      1,779       1,717       3,558       3,434
Obligations under capital leases......................      4,037       3,865       8,084       7,759
Other, net............................................      3,357       2,998       6,288       5,843
                                                         --------    --------    --------    --------
Interest expense......................................   $ 43,750    $ 42,971    $ 86,920    $ 84,291
                                                         --------    --------    --------    --------
                                                         --------    --------    --------    --------

    The Company made cash interest payments of $53.0 million and $52.0 million during the second quarters of Fiscal 1995 and Fiscal 1994, respectively, and $67.0 million and $64.0 million during the first six-month periods of Fiscal 1995 and 1994, respectively. The majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 9--LEASES

    The Company incurred capital lease obligations of $10.6 million and $4.5 million during the first six-month periods of Fiscal 1995 and Fiscal 1994, respectively, in connection with lease agreements to acquire property and equipment.

NOTE 10--RELATED PARTY TRANSACTIONS

    During Fiscal 1993, Pathmark and Plainbridge entered into related party agreements and transactions. Refer to the Company's Form 10-K Annual Report for the year ended January 28, 1995, Notes to the Consolidated Financial Statements, for a more detailed description of such agreements. These related party agreements and transactions are summarized as follows:

1) Spin-Off

  A) Services Agreements:

    Pathmark, Plainbridge and the Company are parties to agreements pursuant to which Pathmark continues to provide certain administrative services relating to the warehouse and distribution operations of Plainbridge and certain administrative services to Chefmark. Such services include, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. Each of the agreements have an initial term of five years, with renewal options at the end of such term. The cost of the services charged to Plainbridge and Chefmark under these agreements in the aggregate was approximately $3.0 million and $6.0 million during the second quarter and the first six-month period of Fiscal 1995, respectively, and $3.6 million and $7.0 million during the second quarter and the first six-month period of Fiscal 1994, respectively.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 10--RELATED PARTY TRANSACTIONS--(CONTINUED)
  B) The Logistical Services Agreements:

    Under the Logistical Services Agreement, Plainbridge supplies Pathmark most of the merchandise sold in Pathmark's retail stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. The cost of fees paid by Pathmark to Plainbridge related to the Logistical Services Agreement in the aggregate was approximately $31.9 million and $65.4 million during the second quarter and first six-month period of Fiscal 1995, respectively, and $33.9 million and $69.1 million during the second quarter and first six-month period of Fiscal 1994, respectively. Pathmark also received an allowance of approximately $5.9 million and $12.0 million during the second quarter and first six-month period of Fiscal 1995, respectively, and $6.3 million and $12.6 million during the second quarter and first six-month period of Fiscal 1994, respectively, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction. Pursuant to the Logistical Services Agreement, Pathmark directs the purchase of the merchandise to be provided to it by Plainbridge. Pathmark negotiates directly with vendors regarding the types of merchandise required, the quantities needed, the delivery schedules, the pricing, and all the other terms and conditions of sale. All merchandise is ordered by Pathmark for the account of Plainbridge, which will pay for and will retain title to such merchandise until it has been delivered to Pathmark. If requested by a vendor, Pathmark in its sole discretion, may guarantee payment of such orders by Plainbridge. Pathmark guaranteed approximately $27.8 million of such merchandise purchases by Plainbridge at July 29, 1995.

2) Other:

    In conjunction with the Plainbridge Spin-Off, certain real property was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. During each of the second quarters and the first six-month periods of Fiscal 1995 and Fiscal 1994, such rentals amounted to $1.1 million and $2.2 million, respectively.

    Certain management investors issued recourse notes to the Company related to the purchase of the Company's Class A common stock. These management investors have pledged shares of SMG-II Class A common stock to secure the repayment of the recourse notes. Recourse notes in the amount of $1.7 million were outstanding at July 29, 1995 and January 28, 1995.

NOTE 11--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

    Exchangeable Preferred Stock activity during the first six-month period of Fiscal 1995 was as follows (dollars in thousands):

                                                           NUMBER OF
                                                            SHARES       AMOUNT
                                                           ---------    --------
Balance, January 28, 1995...............................   4,890,671    $101,959
Accretion on preferred stock............................          --         829
                                                           ---------    --------
Balance, July 29, 1995..................................   4,890,671    $102,788
                                                           ---------    --------
                                                           ---------    --------

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock since the Company did not meet the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. Holdings does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 11--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED)
$3.52 per share per annum, without interest, until declared and paid. As such, at July 29, 1995, the unpaid dividends of $47.3 million were accrued and included in other noncurrent liabilities.

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

NOTE 12--INCOME TAXES

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. At July 29, 1995, the Company reversed the valuation allowance related to its net deferred income tax assets. This reversal of $20.3 million, along with the benefit recognized during the first six-month period of Fiscal 1995 of $5.5 million related to taxable income generated during such period, have been included as components of the income tax benefit and totalled $25.8 million. The reversal at the end of the period was recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence now exists, such as the positive trend in earnings for the last seven quarters and the income generated from the disposition of the freestanding drug stores, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. At July 29, 1995, net deferred income tax assets of $39.0 million consisted principally of alternative minimum tax credit carryforwards and temporary book/tax basis differences. The income tax provision for the first six-month period of Fiscal 1994 is net of an increase in deferred income tax assets and related valuation allowance of $1.3 million due to additional net operating loss carryforwards. During the first six-month period of Fiscal 1995, the Company made income tax payments of $1.4 million and received income tax refunds of $8.0 million. During the first six-month period of Fiscal 1994, the Company made income tax payments of $0.5 million and received income tax refunds of $23.2 million.

NOTE 13--CONTINGENCIES

    The Company is contingently liable for certain obligations of Purity Supreme, Inc. ("Purity"), a former subsidiary, primarily consisting of approximately 60 leases for real property, in the event of default thereunder by the purchaser of Purity. As of January 28, 1995, the estimated present value of such lease obligations approximated $109.5 million. The Company is also contingently liable for a loan guarantee of approximately $1.0 million at July 29, 1995.

    The Company is contingently liable for certain obligations of Rickel Home Centers, Inc. ("Rickel"), a former subsidiary, primarily consisting of 19 leases for real property, in the event of default thereunder by the purchaser of Rickel. As of January 28, 1995, the estimated present value of such lease obligations approximated $27.6 million.

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

NOTE 14--INVESTMENT IN PURITY SUPREME, INC.

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

RESULTS OF OPERATIONS

  Sales:

    Sales for the second quarter of Fiscal 1995 were $1.025 billion compared to $1.041 billion in the prior-year period. Sales from supermarkets open in both second quarter periods, including replacement stores, decreased 1.2%. Sales for the first six-month period of Fiscal 1995 were $2.064 billion compared to $2.074 billion in the prior year period. Sales from supermarkets opened in both six-month periods, including replacement stores, decreased 0.2%. At quarter end, the Company operated 142 supermarkets, including 33 Pathmark 2000 format stores compared with the end of Fiscal 1994 when the Company operated 143 supermarkets, including 29 Pathmark 2000 format stores. The Company also operated six freestanding drug stores at quarter end compared to 36 freestanding drug stores at the end of Fiscal 1994 (see "Disposition of Freestanding Drug Stores"). In order to improve sales and profitability, the Company is continuing to focus on its supermarket enlargement and renovation program.

  Gross Profit:

    Gross profit for the second quarter of Fiscal 1995 was $294.5 million or 28.7% of sales compared with $292.1 million or 28.1% of sales for the second quarter of Fiscal 1994 and for the first six-month period of Fiscal 1995 was $591.8 million or 28.7% of sales compared with $579.8 million or 27.9% for the prior year period. This improvement in gross profit as a percentage of sales is primarily due to lower inventory shrink, increased focus on merchandising programs as well as to the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments, particularly higher margin perishables. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.5 million for the second quarter of Fiscal 1995, compared with a pretax LIFO charge of $0.8 million for the prior-year period and a pretax LIFO charge of $1.3 million for the first six-month period of Fiscal 1995 compared with a pretax LIFO charge of $1.6 million for the prior year period.

  Selling, General and Administrative Expenses:

    Selling, general and administrative expenses for the second quarter of Fiscal 1995 increased $4.7 million or 2.0% compared to the prior-year period and increased $2.8 million or 0.6% for the first six-month period of Fiscal 1995 compared with the prior year period. As a percentage of sales, selling, general and administrative expenses were 22.8% for the second quarter of Fiscal 1995, up from 22.0% in the prior-year period and were 22.6% for the first six-month period of Fiscal 1995 up from 22.4% for the prior year period. The increase as a percentage of sales in the second quarter and first six-month period compared to the prior-year period was due to higher claims expenses, occupancy costs and supplies partially offset by lower promotional costs and labor and labor related expenses along with weather related expenses that adversely affected last year's first quarter.

  Depreciation and Amortization:

    Depreciation and amortization of $20.1 million for the second quarter of Fiscal 1995 was $1.6 million higher than the prior-year period of $18.5 million. For the first six-month period of Fiscal 1995, depreciation and amortization of $40.1 million was $3.3 higher than the prior-year period of $36.8 million. The increase in depreciation and amortization expense for the second quarter and six-month period of Fiscal 1995 compared to the prior-year periods was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.65 million and $1.3 million in each of the second quarters and first six-month periods of Fiscal 1995 and Fiscal 1994, respectively.

  Operating Earnings:

    Operating earnings for the second quarter of Fiscal 1995 were $41.0 million compared with the prior-year period of $44.9 million. For the first six-month period of Fiscal 1995, operating earnings were $84.8 million compared with $78.9 million for the prior-year period. The decrease in operating earnings during the second quarter of Fiscal 1995 compared to the prior year period was primarily due to higher operating expenses partially offset by improved gross profit. The increase in operating earnings for the first six-month period of Fiscal 1995 compared to the prior-year period was due to higher gross profit partially offset by higher operating expenses.

  Disposition of Freestanding Drug Stores:

    During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores. On July 28, 1995, the Company, through its Pathmark subsidiary, completed the sale of 30 of its freestanding drug stores to Rite Aid Corporation for $60.5 million, subject to any final purchase price adjustments. Pathmark used $25.0 million of the proceeds to repay a portion of its existing Term Loan and paid a dividend of $21.8 million to PTK, as permitted by the indentures governing its debt instruments, in order for PTK to repay a portion of its outstanding debt. The remaining proceeds, which were applied against the Pathmark Working Capital Facility, will be used to pay income taxes and expenses related to the sale.

    The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Pathmark expects to dispose of the remaining six freestanding drug stores during the year.

  Interest Expense:

    Interest expense of $43.8 million for the second quarter of Fiscal 1995 was $0.8 million more than the prior-year period of $43.0 million and for the first six-month period of Fiscal 1995 was $2.6 million more than the prior-year period of $84.3 million. The increase was primarily due to the higher interest rates on the Company's floating rate bank debt and higher average borrowings under the Pathmark Working Capital Facility.

  Income Taxes:

    Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. At July 29, 1995, the Company reversed the valuation allowance related to its net deferred income tax assets. This reversal of $20.3 million, along with the benefit recognized during the second quarter of Fiscal 1995 of $5.2 million related to taxable income generated during such period, have been included as components of the income tax benefit and totalled $25.5 million. The reversal at the end of the period was recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence now exists, such as the positive trend in earnings for the last seven quarters and the income generated from the disposition of the freestanding drug stores, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The income tax provision of $1.5 million for the second quarter of Fiscal

1994 is net of a reduction in the net deferred income tax asset and related valuation allowance of $2.1 million due to utilization of the net operating loss carryforwards. The income tax benefit for the first six-month period of Fiscal 1995 was $19.8 million which includes a reversal of the valuation allowance related to its net deferred income tax assets of $20.0 million, compared to an income tax provision of $1.5 million for the prior-year period.

    During the first six-month period of Fiscal 1995, the Company made income tax payments of $1.4 million and received income tax refunds of $8.0 million. During the first six-month period of Fiscal 1994, the Company made income tax payments of $.05 million and received income tax refunds of $23.2 million.

  Summary of Operations:

    For the second quarter of Fiscal 1995, the Company's earnings from continuing operations before extraordinary items were $32.7 million compared to earnings of $4.1 million for the prior-year period. For the first six-month period of Fiscal 1995, the Company's earnings from continuing operations before extraordinary items were $33.3 million compared to earnings of $0.5 for the prior-year period. The increase in earnings is primarily due to the increased operating earnings, the gain on disposition of freestanding drug stores and the tax benefit due to the reversal of the valuation allowance related to the Company's net deferred income tax assets.

  Extraordinary Item:

    During the second quarter of Fiscal 1995 in connection with the proceeds received related to the sale of 30 of its freestanding drug stores, the Company was required to paydown $21.8 million of PTK DIBs; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.7 million.

    During the first quarter of Fiscal 1995, in connection with the proceeds received related to the disposition of the home centers segment, the Company was required to paydown $4.7 million of PTK DIBs; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.2 million.

FINANCIAL CONDITION

  Debt Service:

    During the first six-month period of Fiscal 1995, total debt decreased $91.6 million from Fiscal 1994 year end primarily due to the scheduled Term Loan repayments and a required Term Loan repayment in conjunction with the disposition of the freestanding drug stores, a decrease in borrowings under the Pathmark Working Capital Facility as well as the required paydown of the PTK DIB's with the disposition of freestanding drug stores and home center disposal proceeds, partially offset by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Pathmark Working Capital Facility were $29.0 million at July 29, 1995 and have decreased to $26.0 million at September 6, 1995. There were no outstanding borrowings under the Plainbridge Working Capital Facility at July 29, 1995 and September 6, 1995.

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

    The indebtedness under the Pathmark and Plainbridge Working Capital Facilities and the Pathmark Term Loan bear interest at floating rates. To the extent that certain indebtedness of the

Company bears interest at floating rates, cash interest payments on that indebtedness may vary in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

    The majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in millions):

                                                                 PRINCIPAL
FISCAL YEARS                                                      PAYMENTS
----------------------------------------------------------   ------------------
  1995(a).................................................         $ 27.9
  1996....................................................           48.0
  1997....................................................           58.1
  1998....................................................          135.5
  1999....................................................          113.7
  2000....................................................           50.6
  2001....................................................           50.0
  2002....................................................          195.8
  2003....................................................          640.4

------------

(a) Subsequent to July 29, 1995

  Liquidity:

    The consolidated financial statements of the Company indicate that at July 29, 1995, current liabilities exceed its current assets by $160.6 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which include certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

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

  Preferred Stock Dividends:

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at July 29, 1995, the unpaid dividends of $47.3 million were accrued and included in other noncurrent liabilities.

  Capital Expenditures:

    Capital expenditures for the second quarter of Fiscal 1995, including property acquired under capital leases, were approximately $20.1 million compared to approximately $17.7 million for the prior-year period and for the first six-month period of Fiscal 1995, including property acquired under capital leases, were approximately $35.7 million compared to $30.9 million for the prior year period. During the first six-month period of Fiscal 1995, the Company completed six major renovations to existing supermarkets. During the remainder of Fiscal 1995, the Company plans to open up to six new Pathmark 2000 format stores, four of which will replace smaller stores, and plans to complete up to 16 major renovations and enlargements.

  Cash Flows:

    Net cash provided by operating activities amounted to $61.8 million in the first six-month period of Fiscal 1995 compared to $60.4 million in the prior-year period. The increase in net cash provided by operating activities is primarily due to an increase in net earnings and an improvement in cash provided by operating assets and liabilities, partially offset by the deferred income tax benefit. Cash provided by investing activities in the first six-month period of Fiscal 1995 was $39.5 million, primarily due to the net proceeds from the disposition of the freestanding drug stores and the proceeds of $4.7 million related to the disposition of the home centers segment, partially offset by expenditures of property and equipment, compared to cash used for investing activities of $30.6 million in the first six-month period of Fiscal 1994, primarily reflecting the expenditures for property and equipment. Cash used for financing activities in the first six-month period of Fiscal 1995 was $113.4 million compared to $26.9 million in the prior-year period. The increase in cash used for financing activities is primarily due to a decrease in borrowings under the Working Capital Facilities and a paydown of $25.0 million on the Pathmark Term Loan as well as a paydown of $25.1 million on the PTK DIBs from the net proceeds of the disposition of the freestanding drug stores and from the net proceeds of the disposition of the home centers segment in Fiscal 1995.

  Investment in Purity Supreme, Inc.:

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of Supermarkets General Holdings Corporation (the "Company") was held on June 8, 1995 for the sole purpose of reelecting eight members and electing two new members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors as listed below and in the proxy statement was elected. The results of the voting were:

        (a) the sole stockholder of the Company's common stock (the "Common Stock") re-elected James J. Burke, Jr., Anthony Cuti, Jack Futterman, Sunil Khanna, Stephen McLean, Alexis Michas, Susan Penny and Jerry Rubenstein as directors of the Company. Each director received 650,675 votes (100% of the Company's outstanding Common Stock) in favor and none against; and

        (b) the holders of the company's $3.52 Exchangeable Preferred Stock (the "Preferred Stock") elected James B. Upchurch and Steven Volla as directors of the Company. The vote in connection with the election of each of them was 3,639,394 shares of Preferred Stock in favor and 10,120 shares of Preferred Stock against, with no abstentions.

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

Date: September 12, 1995