Form 10-Q
period 1995-10-28
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1995-12-12
CIK 821139

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------

      FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
        OCTOBER 28, 1995                                    0-16404

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      13-3408704
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

    301 BLAIR ROAD, P. O. BOX 5301                           07095-0915
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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ---       ---

    As of October 28, 1995, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)
                                                     13 WEEKS ENDED                39 WEEKS ENDED
                                               --------------------------    --------------------------
                                               OCTOBER 28,    OCTOBER 29,    OCTOBER 28,    OCTOBER 29,
                                                  1995           1994           1995           1994
                                               -----------    -----------    -----------    -----------
Sales.......................................    $ 996,013     $ 1,035,079    $ 3,060,058    $ 3,108,815
Cost of sales (exclusive of depreciation and
  amortization shown separately below)......      713,471         747,211      2,185,738      2,241,154
                                               -----------    -----------    -----------    -----------
Gross profit................................      282,542         287,868        874,320        867,661
Selling, general and administrative
  expenses..................................      229,469         228,672        696,304        692,746
Depreciation and amortization...............       20,134          18,714         60,230         55,516
                                               -----------    -----------    -----------    -----------
Operating earnings..........................       32,939          40,482        117,786        119,399
Gain on disposition of freestanding drug
  stores....................................           --              --         15,535             --
Interest expense............................      (41,879)        (43,169)      (128,799)      (127,460)
Interest charged to discontinued
  operations................................           --           3,678             --         11,035
                                               -----------    -----------    -----------    -----------
Earnings (loss) from continuing operations
  before income taxes and extraordinary
  item......................................       (8,940)            991          4,522          2,974
Income tax benefit (provision)..............        4,294            (920)        24,134         (2,412)
                                               -----------    -----------    -----------    -----------
Earnings (loss) from continuing operations
  before extraordinary item.................       (4,646)             71         28,656            562
Loss from discontinued operations...........           --            (480)            --         (2,383)
                                               -----------    -----------    -----------    -----------
Earnings (loss) before extraordinary item...       (4,646)           (409)        28,656         (1,821)
Extraordinary item..........................           --              --           (927)            --
                                               -----------    -----------    -----------    -----------
Net earnings (loss).........................       (4,646)           (409)        27,729         (1,821)
Less: non-cash preferred stock accretion and
  dividend requirements.....................       (4,723)         (4,709)       (14,160)       (14,116)
                                               -----------    -----------    -----------    -----------
Net earnings (loss) attributable to common
  stockholder...............................    $  (9,369)    $    (5,118)   $    13,569    $   (15,937)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                                                       OCTOBER 28,    JANUARY 28,
                                                                          1995           1995
                                                                       -----------    -----------
   ASSETS
Current Assets
 Cash and marketable securities.....................................   $     4,785    $    23,247
 Accounts receivable, net...........................................        11,080         13,380
 Merchandise inventories............................................       240,437        255,631
 Income taxes receivable............................................           427          7,756
 Prepaid expenses...................................................        26,343         26,580
 Due from suppliers.................................................        16,956         18,256
 Other current assets...............................................        21,321         29,541
                                                                       -----------    -----------
     Total Current Assets...........................................       321,349        374,391
Property and Equipment, Net.........................................       604,744        598,801
Deferred Financing Costs, Net.......................................        35,403         40,446
Deferred Income Taxes...............................................        35,171          5,969
Investment in Purity Supreme, Inc. (net of valuation allowance of
  $24,700 at October 28, 1995 and $24,100 at January 28, 1995)......            --             --
Other Assets........................................................        26,316         23,951
                                                                       -----------    -----------
                                                                       $ 1,022,983    $ 1,043,558
                                                                       -----------    -----------
                                                                       -----------    -----------
   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts payable...................................................   $   238,866    $   239,752
 Current maturities of long-term debt...............................        51,043         46,310
 Accrued payroll and payroll taxes..................................        49,339         53,638
 Current portion of obligations under capital leases................        18,852         18,298
 Accrued interest payable...........................................        39,289         19,672
 Accrued expenses and other current liabilities.....................        91,242         94,630
                                                                       -----------    -----------
     Total Current Liabilities......................................       488,631        472,300
                                                                       -----------    -----------
Long-Term Debt......................................................     1,273,698      1,365,571
                                                                       -----------    -----------
Obligations Under Capital Leases, Long-Term.........................       132,429        127,122
                                                                       -----------    -----------
Other Noncurrent Liabilities........................................       291,753        256,911
                                                                       -----------    -----------
Redeemable Securities
  Exchangeable Preferred Stock, $.01 par value......................       103,208        101,959
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671 shares at October 28, 1995 and
      January 28, 1995
    Liquidation preference, $25 per share: $122,267 at October 28,
      1995 and January 28, 1995
                                                                       -----------    -----------
     Total Redeemable Securities....................................       103,208        101,959
                                                                       -----------    -----------
Commitments and Contingencies (Note 13)
Stockholder's Deficit
  Class A Common Stock, $.01 par value..............................             7              7
    Authorized: 1,075,000 shares
    Issued and outstanding: 650,675 shares at October 28, 1995 and
      January 28, 1995
  Class B Common Stock, $.01 par value..............................             3              3
    Authorized: 1,000,000 shares
    Issued and outstanding: 320,000 shares at October 28, 1995 and
      January 28, 1995
 Paid-in Capital....................................................       197,886        199,135
 Accumulated Deficit................................................    (1,464,632)    (1,479,450)
                                                                       -----------    -----------
     Total Stockholder's Deficit....................................    (1,266,736)    (1,280,305)
                                                                       -----------    -----------
                                                                       $ 1,022,983    $ 1,043,558
                                                                       -----------    -----------
                                                                       -----------    -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                              CLASS A   CLASS B                                TOTAL
                                              COMMON    COMMON    PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                               STOCK     STOCK    CAPITAL      DEFICIT        DEFICIT
                                              -------   -------   --------   -----------   -------------
Balance at January 28, 1995.................    $ 7       $ 3     $199,135   $(1,479,450)   $ (1,280,305)
  Net income................................     --        --           --        27,729          27,729
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --       (12,911)        (12,911)
  Accretion on preferred stock..............     --        --       (1,249)           --          (1,249)
                                              -------   -------   --------   -----------   -------------
Balance October 28, 1995....................    $ 7       $ 3     $197,886   $(1,464,632)   $ (1,266,736)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

Balance, January 29, 1994...................    $ 7       $ 3     $200,748   $(1,485,468)   $ (1,284,710)
  Net loss..................................     --        --           --        (1,821)         (1,821)
  Accrued dividends on preferred stock ($.88
    per share per quarter)..................     --        --           --       (12,911)        (12,911)
  Accretion on preferred stock..............     --        --       (1,205)           --          (1,205)
                                              -------   -------   --------   -----------   -------------
Balance October 29, 1994....................    $ 7       $ 3     $199,543   $(1,500,200)   $ (1,300,647)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                                               39 WEEKS ENDED
                                                                         --------------------------
                                                                         OCTOBER 28,    OCTOBER 29,
                                                                            1995           1994
                                                                         -----------    -----------
Operating Activities
  Net earnings (loss).................................................    $  27,729      $  (1,821)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
      Depreciation and amortization...................................       62,180         57,466
      Deferred income tax benefit.....................................      (37,274)           556
      Interest accrued but not payable................................       11,123         10,286
      Amortization of original issue discount.........................        5,810         10,390
      Amortization of debt issuance costs.............................        5,341          5,250
      (Gain) loss on disposal of property and equipment...............           38           (435)
      Gain on disposition of freestanding drug stores.................      (15,535)            --
      Extraordinary item..............................................          927             --
      Loss from discontinued operations...............................           --          2,383
      Cash provided by (used for) operating assets and liabilities
        Accounts receivable, net......................................        2,300          2,215
        Merchandise inventories.......................................          772        (22,185)
        Income taxes..................................................        7,795         18,727
        Prepaid expenses..............................................       (1,713)        (5,952)
        Due from suppliers............................................        1,300          2,992
        Other current assets..........................................        3,513         (4,431)
        Other assets..................................................       (2,588)        11,985
        Accounts payable..............................................         (886)        (4,190)
        Accrued payroll and payroll taxes.............................       (4,299)        (6,894)
        Accrued interest payable......................................       19,617         21,021
        Accrued expenses and other current liabilities................       (9,822)        23,185
        Other noncurrent liabilities..................................       11,472        (10,756)
                                                                         -----------    -----------
          Cash provided by operating activities.......................       87,800        109,792
                                                                         -----------    -----------
Investing Activities
  Property and equipment expenditures.................................      (52,989)       (60,676)
  Proceeds from disposition of property and equipment.................          831          1,226
  Proceeds from disposition of home centers segment...................        4,706             --
  Proceeds from disposition of freestanding drug stores...............       59,876             --
                                                                         -----------    -----------
          Cash provided by (used for) investing activities............       12,424        (59,450)
                                                                         -----------    -----------
Financing Activities
  Decrease in Working Capital Facilities borrowings...................      (31,000)        (7,500)
  Decrease in Pathmark Term Loan......................................      (50,589)       (26,250)
  Increase in other borrowings........................................        6,559          3,672
  Repayment of other long-term borrowings.............................       (3,930)        (3,744)
  Reduction in obligations under capital leases.......................      (13,221)       (13,255)
  Repayment of PTK DIBs...............................................      (25,113)            --
  Premiums incurred in redemption of PTK DIBs.........................       (1,392)            --
                                                                         -----------    -----------
          Cash used for financing activities..........................     (118,686)       (47,077)
                                                                         -----------    -----------

Increase (decrease) in cash and marketable securities.................      (18,462)         3,265
Cash and marketable securities at beginning of period.................       23,247          6,168
                                                                         -----------    -----------
Cash and marketable securities at end of period.......................    $   4,785      $   9,433
                                                                         -----------    -----------
                                                                         -----------    -----------

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

    The consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company and have been prepared in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 28, 1995. This report should be read in conjunction with the Company's Form 10-K Annual Report for the year ended January 28, 1995, Notes to Consolidated Financial Statements.

    The accompanying consolidated financial statements of the Company indicate that at October 28, 1995 current liabilities exceed its current assets by $167.3 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

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

of Fiscal 1995 to pay down the PTK DIBs, including accrued interest and debt premium. The debt premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.2 million in the first quarter of Fiscal 1995.

    Through the date of sale, the Company reported the home center segment as discontinued operations. Operating results of such discontinued operations were as follows (dollars in thousands):

                                                                          13 WEEKS       39 WEEKS
                                                                            ENDED          ENDED
                                                                         OCTOBER 29,    OCTOBER 29,
                                                                            1994           1994
                                                                         -----------    -----------
Sales.................................................................    $  89,411      $ 271,988
                                                                         -----------    -----------
                                                                         -----------    -----------
Loss before income taxes(a)...........................................    $    (480)     $  (2,383)
Income tax provision..................................................           --             --
                                                                         -----------    -----------
Net loss from discontinued operations.................................    $    (480)     $  (2,383)
                                                                         -----------    -----------
                                                                         -----------    -----------

------------
 (a)  The Company charged the home centers segment interest expense relating to a proportionate share of certain borrowings. These charges amounted to $3.6 million and
      $11.0 million for the third quarter and the nine-month period of Fiscal 1994, respectively, and are included in the results of the discontinued operations.

NOTE 3--DISPOSITION OF FREESTANDING DRUG STORES

    During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores. On July 28, 1995, the Company, through its Pathmark subsidiary, completed the sale of 30 of its freestanding drug stores, including merchandise inventory, to Rite Aid Corporation for $59.9 million. The Company used $25.0 million of the proceeds to repay a portion of its existing Pathmark Term Loan and $21.8 million of the proceeds to repay a portion of its PTK DIBs.

    The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Pathmark expects to dispose of the remaining six freestanding drug stores during the year.

NOTE 4--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                      OCTOBER 28,     JANUARY 28,
                                                                         1995            1995
                                                                      -----------     -----------
Merchandise inventories at FIFO cost..............................     $ 284,596       $ 298,812
Less LIFO reserve.................................................        44,159          43,181
                                                                      -----------     -----------
Merchandise inventories at LIFO cost..............................     $ 240,437       $ 255,631
                                                                      -----------     -----------
                                                                      -----------     -----------

    The reduction in merchandise inventory at October 28, 1995 compared to January 28, 1995 is due primarily to the sale of the freestanding drug stores.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 5--OTHER CURRENT ASSETS

    The reduction in other current assets at October 28, 1995 compared to January 28, 1995 is primarily due to a reduction in assets held for sale in the normal course of business.

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                                         OCTOBER 28,    JANUARY 28,
                                                                            1995           1995
                                                                         -----------    -----------
Land..................................................................    $  66,513      $  65,142
Buildings and building improvements...................................      212,404        201,553
Fixtures and equipment................................................      213,612        200,015
Leasehold costs and improvements......................................      279,353        268,165
Transportation equipment..............................................       18,471         19,828
                                                                         -----------    -----------
Property and equipment, owned.........................................      790,353        754,703
Property and equipment under capital leases...........................      182,428        173,175
                                                                         -----------    -----------
Property and equipment, at cost.......................................      972,781        927,878
Less accumulated depreciation and amortization........................      368,037        329,077
                                                                         -----------    -----------
Property and equipment, net...........................................    $ 604,744      $ 598,801
                                                                         -----------    -----------
                                                                         -----------    -----------

NOTE 7--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                      OCTOBER 28,    JANUARY 28,
                                                                         1995           1995
                                                                      -----------    -----------
Pathmark Term Loan.................................................   $   297,661    $   348,250
Pathmark Working Capital Facility..................................        24,000         63,000
Plainbridge Working Capital Facility...............................         8,000             --
10.25% PTK Exchangeable Guaranteed Debentures due 2003
  ("PTK DIBs").....................................................        59,688         79,257
9.625% Pathmark Senior Subordinated Notes due 2003.................       437,337        437,072
10.75% Pathmark Deferred Coupon Notes due 2003.....................       147,976        136,853
12.625% Pathmark Subordinated Debentures due 2002..................        95,750         95,750
11.625% Pathmark Subordinated Notes due 2002.......................       199,017        199,017
11.625% Holdings Subordinated Notes due 2002.......................           983            983
Industrial Revenue Bonds...........................................         6,375          6,375
Other Debt (primarily mortgages)...................................        47,954         45,324
                                                                      -----------    -----------
Total debt.........................................................     1,324,741      1,411,881
Less current maturities............................................        51,043         46,310
                                                                      -----------    -----------
Long-term portion..................................................   $ 1,273,698    $ 1,365,571
                                                                      -----------    -----------
                                                                      -----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 8--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                         13 WEEKS ENDED                39 WEEKS ENDED
                                                   --------------------------    --------------------------
                                                   OCTOBER 28,    OCTOBER 29,    OCTOBER 28,    OCTOBER 29,
                                                      1995           1994           1995           1994
                                                   -----------    -----------    -----------    -----------
Pathmark Term Loan..............................     $ 6,494        $ 6,919       $  22,149      $  19,469
Pathmark Working Capital Facility...............       1,000          1,066           3,938          2,974
Plainbridge Working Capital Facility............          37             67              79            438
Pathmark Senior Subordinated Notes
  Amortization of original issue discount.......          88             88             264            264
  Currently payable.............................      10,588         10,588          31,764         31,764
Pathmark Deferred Coupon Notes
  Accrued but not payable.......................       3,805          3,428          11,123         10,022
Pathmark Subordinated Debentures................       3,022          3,022           9,066          9,066
Pathmark Subordinated Notes.....................       5,813          5,813          17,437         17,437
Amortization of PTK DIBs original issue
discount........................................       1,528          3,579           5,544         10,390
Amortization of debt issuance costs.............       1,783          1,717           5,341          5,151
Obligations under capital leases................       4,116          3,843          12,200         11,602
Other, net......................................       3,605          3,039           9,894          8,883
                                                   -----------    -----------    -----------    -----------
Interest expense................................     $41,879        $43,169       $ 128,799      $ 127,460
                                                   -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------

    The Company made cash interest payments of $14.4 million and $12.0 million during the third quarters of Fiscal 1995 and Fiscal 1994, respectively, and $81.4 million and $76.0 million during the nine-month periods of Fiscal 1995 and 1994, respectively. The majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 9--LEASES

    The Company incurred capital lease obligations of $11.0 million and $2.1 million during the third quarters of Fiscal 1995 and 1994, respectively, and $20.7 million and $6.5 million during the nine-month periods of Fiscal 1995 and Fiscal 1994, respectively, in connection with lease agreements to acquire property and equipment.

NOTE 10--RELATED PARTY TRANSACTIONS

    During Fiscal 1993, Pathmark and Plainbridge entered into related party agreements and transactions. Refer to the Company's Form 10-K Annual Report for the year ended January 28, 1995, Notes to the Consolidated Financial Statements, for a more detailed description of such agreements. These related party agreements and transactions are summarized as follows:

1) Spin-Off

  A) Services Agreements:

    Pathmark, Plainbridge and the Company are parties to agreements pursuant to which Pathmark continues to provide certain administrative services relating to the warehouse and distribution operations of Plainbridge and certain administrative services to Chefmark, Inc. ("Chefmark"), a wholly owned subsidiary of Holdings. Such services include, among other things, legal, human resources, data processing, insurance, accounting, tax, treasury and property management services. Each of the agreements have an initial term of five years, with renewal options at the end of such term. The cost of

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 10--RELATED PARTY TRANSACTIONS--(CONTINUED)

the services charged to Plainbridge and Chefmark under these agreements in the aggregate was approximately $2.8 million and $8.8 million during the third quarter and the nine-month period of Fiscal 1995, respectively, and $3.9 million and $10.9 million during the third quarter and the nine-month period of Fiscal 1994, respectively.

  B) The Logistical Services Agreements:

    Under the Logistical Services Agreement, Plainbridge supplies Pathmark most of the merchandise sold in Pathmark's stores and for the provision of warehousing, distribution and other logistical services relating to the supply of such merchandise. The cost of fees paid by Pathmark to Plainbridge related to the Logistical Services Agreement in the aggregate was approximately $32.1 million and $97.5 million during the third quarter and nine-month period of Fiscal 1995, respectively, and $34.8 million and $103.9 million during the third quarter and nine-month period of Fiscal 1994, respectively. Pathmark also received an allowance of approximately $5.9 million and $17.9 million during the third quarter and nine-month period of Fiscal 1995, respectively, and $6.5 million and $19.1 million during the third quarter and nine-month period of Fiscal 1994, respectively, based on the amount of merchandise purchased by Plainbridge at Pathmark's direction. Pursuant to the Logistical Services Agreement, Pathmark directs the purchase of the merchandise to be provided to it by Plainbridge. Pathmark negotiates directly with vendors regarding the types of merchandise required, the quantities needed, the delivery schedules, the pricing, and all the other terms and conditions of sale. All merchandise is ordered by Pathmark for the account of Plainbridge, which will pay for and will retain title to such merchandise until it has been delivered to Pathmark. If requested by a vendor, Pathmark in its sole discretion, may guarantee payment of such orders by Plainbridge. Pathmark guaranteed approximately $32.8 million of such merchandise purchases by Plainbridge at October 28, 1995.

2) Other:

    In conjunction with the Plainbridge Spin-Off, certain real property was transferred to Plainbridge and is being leased to Pathmark at rentals which the Company believes approximate fair value. During each of the third quarters and the nine-month periods of Fiscal 1995 and Fiscal 1994, such rentals amounted to $1.1 million and $3.3 million, respectively.

    Certain management investors issued recourse notes to the Company related to the purchase of the Company's Class A common stock. These management investors have pledged shares of SMG-II Class A common stock to secure the repayment of the recourse notes. Recourse notes in the amount of $1.7 million were outstanding at October 28, 1995 and January 28, 1995.

NOTE 11--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

    Exchangeable Preferred Stock activity during the nine-month period of Fiscal 1995 was as follows (dollars in thousands):

                                                                         NUMBER OF
                                                                          SHARES       AMOUNT
                                                                         ---------    --------
Balance, January 28, 1995.............................................   4,890,671    $101,959
Accretion on preferred stock..........................................          --       1,249
                                                                         ---------    --------
Balance, October 28, 1995.............................................   4,890,671    $103,208
                                                                         ---------    --------
                                                                         ---------    --------

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 11--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED)

Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock since the Company did not meet the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. Holdings does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at October 28, 1995, the unpaid dividends of $51.6 million were accrued and included in other noncurrent liabilities.

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

NOTE 12--INCOME TAXES

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit of $24.1 million for the nine-month period of Fiscal 1995 includes adjustments to the deferred income tax valuation allowance of $25.8 million, comprised of a $20.3 million reversal at the end of the second quarter of Fiscal 1995, as well as an income tax benefit of $5.5 million resulting from taxable income generated prior to the end of the second quarter of Fiscal 1995. The reversal at the end of the previous period was recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence exists, such as the positive trend in earnings and the income generated from the disposition of the freestanding drug stores, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. At October 28, 1995 net deferred income tax assets of $35.2 million consisted principally of alternative minimum tax credit carryforwards and temporary book/tax basis differences. The income tax provision of $2.4 million for the nine-month period of Fiscal 1994 is net of a reduction in the deferred income tax assets and related valuation allowance of $1.3 million due to the utilization of net operating loss carryforwards. During the nine-month period of Fiscal 1995, the Company made income tax payments of $2.9 million and received income tax refunds of $8.1 million. During the nine-month period of Fiscal 1994, the Company made income tax payments of $4.8 million and received income tax refunds of $23.6 million.

NOTE 13--CONTINGENCIES

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

NOTE 14--SUBSEQUENT EVENT

    On November 3, 1995, in connection with the sale of Purity Supreme, Inc. ("Purity") to the Stop & Shop Companies, Inc., the Company sold its investment in Purity for $16.4 million, the proceeds of which were used to repay a portion of its PTK DIBs. As a result of the sale, a capital tax loss of approximately $70.0 million was generated, of which $37.2 million was utilized in conjunction with the gain on the sale of the freestanding drug stores. The benefit of the remaining capital tax loss will only be realized to the extent that the Company can generate additional capital gains. No adjustment has been made to the valuation allowance as of October 28, 1995 related to this investment.

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

RESULTS OF OPERATIONS

  Sales:

    Sales for the third quarter of Fiscal 1995 were $1.0 billion compared to $1.04 billion in the prior-year period. Sales for the nine-month period of Fiscal 1995 were $3.06 billion compared to $3.11 billion in the prior-year period. The decrease in sales in the third quarter and nine-month period of Fiscal 1995 compared to the prior-year periods was primarily due to the sale of the freestanding drug stores on July 28, 1995. Sales from supermarkets opened in both the third quarter and nine-month periods, including replacement stores, decreased 0.2%. At quarter end, the Company operated 142 supermarkets, including 38 Pathmark 2000 format stores compared with the end of Fiscal 1994 when the Company operated 143 supermarkets, including 29 Pathmark 2000 format stores. The Company also operated six freestanding drug stores at quarter end compared to 36 freestanding drug stores at the end of Fiscal 1994 (see "Disposition of Freestanding Drug Stores"). In order to improve sales and profitability, the Company is continuing to focus on its supermarket enlargement and renovation program.

  Gross Profit:

    Gross profit for the third quarter of Fiscal 1995 was $282.5 million or 28.4% of sales compared with $287.9 million or 27.8% of sales for the prior-year period and for the nine-month period of Fiscal 1995 was $874.3 million or 28.6% of sales compared with $867.7 million or 27.9% for the prior-year period. The decrease in gross profit in the third quarter of Fiscal 1995 compared to the prior-year period was primarily attributable to the sale of the freestanding drug stores on July 28, 1995. The improvement in gross profit as a percentage of sales for the third quarter of Fiscal 1995 compared to the prior-year period was primarily due to increased focus on merchandising programs as well as to the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments, particularly higher margin perishables. The improvement in gross profit as a percentage of sales for the nine-month period as compared to the prior-year period was primarily due to the above mentioned items and lower inventory shrink. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.8 million for the third quarter of Fiscal 1995 compared with a pretax LIFO charge of $0.9 million for the prior-year period and a pretax LIFO charge of $2.1 million for the nine-month period of Fiscal 1995 compared with a pretax LIFO charge of $2.5 million for the prior-year period.

  Selling, General and Administrative Expenses ("SG&A"):

    SG&A for the third quarter of Fiscal 1995 increased $0.8 million or 0.3% compared to the prior-year period and increased $3.6 million or 0.5% for the nine-month period of Fiscal 1995 compared with the prior year period. SG&A on a proforma basis eliminating the SG&A impact of the freestanding drug stores in last year's third quarter, increased 4.5% and 1.8% for the third quarter and nine-month period of Fiscal 1995, respectively, compared to the prior-year periods. As a percentage of sales, SG&A were 23.0% for the third quarter of Fiscal 1995, up from 22.1% in the prior-year period and were 22.8% for the nine-month period of Fiscal 1995 up from 22.3% for the prior year period. The increase as a percentage of sales for the third quarter of Fiscal 1995 compared to the prior-year period was due to higher promotional costs, claims expenses, occupancy costs and supplies. The increase as a percentage of sales for the nine-month period compared to the prior-year period was due to higher claims expenses, occupancy costs and supplies partially offset by lower promotional costs and labor and labor related expenses along with weather related expenses that adversely affected last year's first quarter.

  Depreciation and Amortization:

    Depreciation and amortization of $20.1 million for the third quarter of Fiscal 1995 was 1.4 million higher than the prior-year period of $18.7 million. For the nine-month period of Fiscal 1995, depreciation and amortization of $60.2 million was $4.7 higher than the prior-year period of $55.5 million. The increase in depreciation and amortization expense for the third quarter and nine-month period of Fiscal 1995 compared to the prior-year periods was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.65 million and $1.95 million in each of the third quarters and nine-month periods of Fiscal 1995 and Fiscal 1994, respectively.

  Operating Earnings:

    Operating earnings for the third quarter of Fiscal 1995 were $32.9 million compared with the prior-year period of $40.5 million. For the nine-month period of Fiscal 1995, operating earnings were $117.8 million compared with $119.4 million for the prior-year period. The decrease in operating earnings during the third quarter of Fiscal 1995 compared to the prior-year period was primarily due to higher SG&A expense, higher depreciation and amortization expense and the impact from the sale of the 30 freestanding drug stores. The decrease in operating earnings for the nine-month period of Fiscal 1995 compared to the prior-year period was due to higher SG&A, higher depreciation and amortization expense and the impact from the sale of the freestanding drug stores, partially offset by improved gross profit.

  Disposition of Freestanding Drug Stores:

    During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores. On July 28, 1995, the Company, through its Pathmark subsidiary, completed the sale of 30 of its freestanding drug stores to Rite Aid Corporation, including merchandise inventory, for $59.9 million. The Company used $25.0 million of the proceeds to repay a portion of its existing Pathmark Term Loan and $21.8 million of the proceeds to repay a portion of its PTK debt.

    The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Pathmark expects to dispose of the remaining six freestanding drug stores during the year.

  Interest Expense:

    Interest expense of $41.9 million for the third quarter of Fiscal 1995 was $1.3 million less than the prior-year period of $43.2 million due primarily to the reduction in the amortization of PTK DIBs original issue discount as a result of the early paydown of debt. Interest expense of $128.8 million for the nine-month period of Fiscal 1995 was $1.3 million more than the prior-year period of $127.5 million due to the higher interest rates on the Company's floating rate bank debt and higher average borrowings under the Pathmark Working Capital Facility partially offset by the reduction in the amortization of PTK DIBs original issue discount as a result of the early paydown of debt.

  Income Taxes:

    Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. An income tax benefit of $4.3 million was provided for in the third quarter of Fiscal 1995. The income tax benefit of $24.1 million for the nine-month period of Fiscal 1995 includes adjustments to the deferred income tax valuation allowance of $25.8 million, comprised of a $20.3 million reversal at the end of the second quarter of Fiscal 1995, as well as an income tax benefit of $5.5 million resulting from taxable income generated prior to the end of the second quarter of Fiscal 1995. The reversal at the end of the previous period was recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence exists, such as the positive trend in earnings and the income generated from the disposition of its freestanding drug stores, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The income tax provision of $0.9 million for the third quarter of Fiscal 1994 is net of an adjustment in the net deferred income tax asset and related valuation allowance of $0.2 million due to increases in the net operating loss carryforwards. The income tax provision was $2.4 million for the nine-month period of Fiscal 1994.

    During the nine-month period of Fiscal 1995, the Company made income tax payments of $2.9 million and received income tax refunds of $8.1 million. During the nine-month period of Fiscal 1994, the Company made income tax payments of $4.8 million and received income tax refunds of $23.6 million.

  Summary of Operations:

    For the third quarter of Fiscal 1995, the Company's loss from continuing operations before extraordinary items were $4.6 million compared to earnings of $0.1 million for the prior-year period. The decrease in earnings for the third quarter of Fiscal 1995 compared to the prior-year period was primarily due to lower operating earnings and interest charged to discontinued operations in Fiscal 1994, partially offset by lower interest expense and an income tax benefit of $4.3 million in Fiscal 1995 compared to an income tax provision of $0.9 million in Fiscal 1994. For the nine-month period of Fiscal 1995, the Company's earnings from continuing operations before extraordinary items were $28.7 million compared to earnings of $0.6 million for the prior-year period. The increase in earnings for the nine-month period compared to the prior-year period was primarily due to the gain on disposition of freestanding drug stores and the tax benefit due to the reversal of the valuation allowance related to the Company's net deferred income tax assets, partially offset by lower operating earnings, higher interest expense and interest charged to discontinued opertions in Fiscal 1994.

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

FINANCIAL CONDITION

  Debt Service:

    During the nine-month period of Fiscal 1995, total debt decreased $87.1 million from Fiscal 1994 year end primarily due to the scheduled Term Loan repayments and a required Term Loan repayment in conjunction with the sale of the freestanding drug stores, a decrease in borrowings under the Pathmark Working Capital Facility as well as the paydown of the PTK DIB's with the proceeds from the disposition of freestanding drug stores and home centers, partially offset by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Pathmark Working Capital Facility were $24.0 million at October 28, 1995 and have increased as a result of seasonal borrowing needs to $49.5 million at December 6, 1995. Borrowings under the Plainbridge Working Capital Facility were $8.0 million at October 28, 1995 and have decreased to $6.5 million at December 6, 1995.

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

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in millions):

                                                                 PRINCIPAL
FISCAL YEARS                                                      PAYMENTS
----------------------------------------------------------   ------------------
  1995(a).................................................         $ 17.7
  1996....................................................           46.1
  1997....................................................           55.4
  1998....................................................          134.8
  1999....................................................          128.5
  2000....................................................           50.8
  2001....................................................           50.0
  2002....................................................          195.8
  2003....................................................          645.6

------------
(a) Subsequent to October 28, 1995

  Liquidity:

    The consolidated financial statements of the Company indicate that at October 28, 1995, current liabilities exceed its current assets by $167.3 million and the Company's stockholder's deficit approximates $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which include certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

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

  Preferred Stock Dividends:

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at October 28, 1995, the unpaid dividends of $51.6 million were accrued and included in other noncurrent liabilities.

  Capital Expenditures:

    Capital expenditures for the third quarter of Fiscal 1995, including property acquired under capital leases, were approximately $36.6 million compared to approximately $27.1 million for the prior-year period and for the nine-month period of Fiscal 1995, including property acquired under capital leases, were approximately $73.6 million compared to $58.0 million for the prior year period. During the nine-month period of Fiscal 1995, the Company opened two new Pathmark 2000 format stores which replaced smaller stores and completed thirteen major renovations and enlargements to existing supermarkets. During the remainder of Fiscal 1995, the Company plans to open three new Pathmark 2000 format stores, one of which will replace a smaller store, and plans to complete up to four major renovations and enlargements.

  Cash Flows:

    Net cash provided by operating activities amounted to $87.8 million in the nine-month period of Fiscal 1995 compared to $109.8 million in the prior-year period. The increase in net cash provided by operating activities is primarily due to an improvement in cash provided by operating assets and liabilities and an increase in net earnings, partially offset by an increase in the deferred income tax benefit. Cash provided by investing activities in the nine-month period of Fiscal 1995 was $12.4 million, primarily due to the net proceeds from the disposition of the freestanding drug stores and the proceeds of $4.7 million related to the disposition of the home centers segment, partially offset by expenditures of property and equipment, compared to cash used for investing activities of $59.4 million in the nine-month period of Fiscal 1994, primarily reflecting the expenditures for property and equipment. Cash used for financing activities in the nine-month period of Fiscal 1995 was $118.7 million compared to $47.1 million in the prior-year period. The increase in cash used for financing activities is primarily due to a decrease in borrowings under the Working Capital Facilities and a paydown of $25.0 million on the

Pathmark Term Loan, as well as a paydown of $25.1 million on the PTK DIBs from the net proceeds related to the sale of the freestanding drug stores and from the net proceeds related to the disposition of the home centers segment in Fiscal 1995.

  Subsequent Event:

    On November 3, 1995, in connection with the sale of Purity Supreme, Inc. ("Purity") to the Stop & Shop Companies, Inc., the Company sold its investment in Purity for $16.4 million, the proceeds of which were used to repay a portion of its PTK DIBs. As a result of the sale, a capital tax loss of approximately $70.0 million was generated, of which $37.2 million was utilized in conjunction with the gain on the sale of the freestanding drug stores. The benefit of the remaining capital tax loss will only be realized to the extent that the Company can generate additional capital gains. No adjustment has been made to the valuation allowance as of October 28, 1995 related to this investment.

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

                                      SUPERMARKETS GENERAL HOLDINGS CORPORATION

                                      By            /s/ RON MARSHALL
                                         ......................................
                                                       (Ron Marshall)
                                                  Executive Vice President
                                                and Chief Financial Officer

                                      By           /s/ JOSEPH ADELHARDT
                                         ......................................
                                                     (Joseph Adelhardt)
                                               Vice President and Controller,
                                                  Chief Accounting Officer

Date: December 12, 1995