Form 10-K
period 1996-02-03
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1996-05-03
CIK 821139

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------

          FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
              FEBRUARY 3, 1996                                    0-16404

                              -------------------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3408704
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       301 BLAIR ROAD, P. O. BOX 5301                           07095-0915
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of April 1, 1996 there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

    Documents Incorporated by Reference:  None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS*
GENERAL

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

    On December 17, 1991, the Company completed the sale of the Purity Operations for approximately $257.0 million (as adjusted), including the assumption of certain indebtedness of Purity and Li'l Peach. The Company retained a 10% common equity interest in Purity Supreme and a new issue of Purity Supreme exchangeable preferred stock. During the fiscal year ended February 3, 1996 ("Fiscal 1995"), the Company sold its investment in Purity for $16.4 million in connection with the sale of Purity to Stop & Shop Companies, Inc. and used the proceeds of the sale to repay a portion of the PTK Holdings, Inc. Exchangeable Guaranteed Debentures due 2003 (the "PTK DIB's"), including accrued interest and debt premiums. PTK Holdings, Inc. ("PTK") is a wholly-owned subsidiary of the Company, formed in 1993.

    The Company consummated a recapitalization plan (the "Recapitalization") on October 26, 1993. In connection with the Recapitalization, the Company, transferred all of the capital stock of Pathmark to PTK. Pathmark distributed the capital stock of Plainbridge, Inc. ("Plainbridge") to PTK in the Plainbridge Spin-Off (as defined below).

    In connection with the Recapitalization, Pathmark contributed its Rickel home centers segment, the warehouse, distribution and transportation operations and the inventory therein that service the Pathmark supermarkets and drug stores and certain other assets to Plainbridge and distributed the shares of Plainbridge to PTK (the "Plainbridge Spin-Off"). In addition, Pathmark contributed to Chefmark, Inc., a newly formed Delaware corporation ("Chefmark"), the Chefmark deli food preparation operations and a related warehouse and a leased banana ripening warehouse and distributed the shares of Chefmark to Holdings (the "Chefmark Spin-Off", and, together with the Plainbridge Spin-Off, the "Spin-Offs"). In connection with the Plainbridge Spin-Off, Pathmark entered into a logistical services agreement with Plainbridge (the "Logistical Services Agreement") that provided for the continuing supply of merchandise to Pathmark supermarkets and for the provision of warehousing, distribution and logistical services relating to the supply of such merchandise.

    On November 4, 1994, the Company completed the sale of its home centers segment for approximately $88.7 million, plus the assumption of certain indebtedness. The Company used

- ------------

* Except as otherwise indicated, information contained in this Item is given as of February 3, 1996.

approximately $66.6 million before January 28, 1995 and $4.7 million during Fiscal 1995 of its net proceeds to pay down the PTK DIB's, including accrued interest and debt premium.

    During Fiscal 1995, Pathmark sold 30 of its 36 freestanding drug stores, including inventory, to the Rite Aid Corporation for $59.9 million. During Fiscal 1995, the Company closed five freestanding drug stores and the sixth is projected to close in Fiscal 1996 (as hereinafter defined).

    Subsequent to February 3, 1996, PTK contributed 100% of the capital stock of Plainbridge to Pathmark, making Plainbridge a wholly-owned subsidiary of Pathmark. In connection therewith, Pathmark amended its existing Credit Agreement by prospectively modifying certain of its financial covenants (interest coverage, leverage and consolidated adjusted earnings before interest, taxes, depreciation and amortization) to account for the effects of Plainbridge's operations and by increasing its working capital facility under the Credit Agreement by $25 million to $200 million. In addition, Pathmark and Plainbridge have terminated the Logistical Services Agreement.

BUSINESS OF THE COMPANY

    The Company's primary business activity is the management of its interests in Pathmark and Chefmark. The Company holds all of the capital stock of PTK and all of the capital stock of Chefmark. Through PTK, the Company owns all of the capital stock of Pathmark. Chefmark's primary business is to supply Pathmark with deli food preparation services and merchandise from the banana ripening facility.

BUSINESS

    Pathmark is the leading supermarket retailer based on volume, operating under a single trade name, in the Middle Atlantic States and the fifteenth largest in the nation. At February 3, 1996, Pathmark operated 144 supermarkets (including 137 in-store pharmacy departments) primarily in the New York--New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States.

    The following table presents the market area, number of stores and selling and total square footage for Pathmark's supermarkets.

                              SELLING
   MARKET       NUMBER OF     SQ. FT.     TOTAL SQ. FT.
   AREA          STORES       (000'S)        (000'S)
- ------------    ---------     -------     -------------
NJ, NY, PA,        144         5,392          7,373
CT, DE

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

Marketing and Merchandising

 . Super Center Format. The average Pathmark Super Center is approximately 50% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. Pathmark expects that its new stores opened during the current and next two fiscal years will average approximately 60,000 square feet.

 . Pathmark 2000. Pathmark 2000 is a new, larger Super Center format designed to provide Pathmark customers with a substantially greater selection of perishable products, particularly produce. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. Implementation of elements of this format in certain stores has significantly enhanced sales and operating margins in these stores. All of Pathmark's new supermarkets and enlargements completed in Fiscal 1995 employed the Pathmark 2000 concept, and Pathmark expects that virtually all new stores and enlargements thereafter will employ the same concept. At February 3, 1996, 44 of Pathmark's supermarkets were Pathmark 2000s.

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

 . Pharmacy. Pathmark provides full pharmacy services in virtually all of its stores. Pathmark's broad market coverage within its marketing area has enabled it to become a leading filler of third-party prescriptions in this area. Pathmark believes that its well-established pharmacy operations provide a competitive advantage in attracting and retaining customers.

Store Expansion and Renovation Program

 . New Stores, Enlargements and Renovations. During Fiscal 1995, Pathmark opened five new Pathmark 2000s, closed four smaller stores, and completed 18 major renovations and enlargements. During the fiscal year ending February 1, 1997 ("Fiscal 1996"), Pathmark plans to open an aggregate of up to six new Pathmark 2000s, two of which will replace smaller Pathmark stores, and to complete up to an aggregate of 22 major renovations and enlargements.

  Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a major renovation or enlargement every five years. At the end of Fiscal 1995, Pathmark derived approximately 80% of its supermarket sales from stores that were opened or enlarged or underwent major renovations during the last five years.

 . Core Market Focus. Pathmark has identified approximately 65 potential locations for new supermarkets within its current marketing areas and expects that all new stores opened during the current and next two fiscal years will be located in these areas. Pathmark believes that, by opening stores in its current marketing areas, it can achieve additional operating economies and other benefits from its store expansion program without the risks and costs associated with opening stores in new marketing areas.

Operating Efficiencies

 . Technology. Pathmark has made a significant and continuing investment in information technology and believes it is a leader in the supermarket industry in this area. All Pathmark supermarket checkout terminals have third-generation "state of the art" IBM 4680 scanner systems supported by a RISC 6000 application processor in each store. These systems allow consumer credit and electronic fund transfer ("EFT") transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

 . Geographic Concentration. All Pathmark supermarkets are located within 100 miles of the Pathmark headquarters and principal warehousing facilities that service them. This allows for more efficient management supervision, increased speed of delivery and reduced transportation costs. All of the stores which Pathmark expects to open in the current fiscal year will be within this 100 mile radius.

PATHMARK SUPERMARKETS

    Pathmark operated 144 supermarkets at February 3, 1996. Supermarkets accounted for approximately 97% of Pathmark's sales for Fiscal 1995. The following table presents selected data respecting supermarket sales and stores for the last five fiscal years.

                                                                      FISCAL YEARS
                                                     ----------------------------------------------
                                                     1995(A)    1994      1993      1992      1991
                                                     ------    ------    ------    ------    ------
                                                                 (DOLLARS IN MILLIONS)
Supermarket sales.................................   $4,063    $4,006    $4,057    $4,143    $4,137
Average sales per Supermarket.....................     28.5(b)   28.7      28.7      29.0      28.6
Number of Supermarkets:
  Major Renovations(c)............................       14        14        12         8        13
  Enlargements(d).................................        4        11         5        10        15
  Opened..........................................        5         4         4         3         1
  Closed..........................................        4         6         5         3         1
Type of Supermarket(e):
  Pathmark 2000...................................       44        29        10         2        --
  Super Center....................................       95       108       126       137       139
  Conventional Supermarket........................        5         6         7         7         7
      Total Supermarkets Open at Year End.........      144       143       143       146       146

- ------------

(a) Fiscal 1995 was a 53-week year.

(b) Computed on the basis of aggregate sales of stores open for the full year, based on a 52-week period.

(c) Major renovations involve an investment of $350,000 or more and average nearly $1.8 million per store.

(d) Enlargements involve the addition of selling space and average an investment in excess of $2.5 million.

(e) Includes two stores not wholly owned. The sales figures for these stores are not included above.

    By industry standards, Pathmark stores are large and productive, averaging approximately 51,200 square feet in size and generating high average sales volume of approximately $28.5 million per store ($765 per selling square foot) for stores open for all of Fiscal 1995 based on a 52-week period. Pathmark's 144 supermarkets at February 3, 1996 ranged from 26,000 to 66,000 square feet in size and included 133 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark, No Frills and Pathmark Preferred brands.


    Pathmark pioneered the development of the large "superstore" in the Middle Atlantic States, opening the first "Pathmark Super Center" in 1977, and currently operates 139 such stores, including 44 "Pathmark 2000" stores. The average weekly sales for Pathmark 2000 stores in Fiscal 1995 was $634,000 compared to $509,000 for the balance of the chain. The majority of Super Centers were created through the enlargement or renovation of existing stores. Super Centers average approximately 52,000 square feet in size. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, pharmacy, additional food selections (including expanded perishables departments, cheese shops, bakeries, fresh fish-on-ice and service delicatessen departments), videotape rentals, book departments and expanded health and beauty care departments. All Super Centers have EFT and credit transaction capability at their checkout terminals and 127 supermarkets also featured in-store automated teller machines.

    Pathmark has developed a new, larger Super Center format called "Pathmark 2000" designed to provide Pathmark customers with a substantially greater selection of perishable products, particularly produce. Pathmark 2000 stores are also designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. Implementation of elements of this format in certain stores has significantly enhanced sales and operating margins in these stores. All of Pathmark's new supermarkets and a majority of supermarket enlargements completed in Fiscal 1995 employed the Pathmark 2000 concept and Pathmark expects that virtually all new stores and enlargements will employ the same concept.

    Pathmark's supermarket business is generally not seasonal, although sales in the second and fourth quarters tend to be slightly higher than those in the first and third quarters.

STORE EXPANSION AND RENOVATION PROGRAM

    A key feature of Pathmark's business strategy has been and will continue to be the expansion of the total selling square footage of its operations. Pathmark believes that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and widen operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1995, Pathmark completed 106 major renovations and enlargements and opened 17 new supermarkets. At the close of Fiscal 1995, sales in these stores accounted for approximately 80% of its total supermarket sales.

    In Fiscal 1995, Pathmark opened five new Pathmark 2000 super centers and completed 14 major renovations and four enlargements of its existing supermarkets. Pathmark currently expects to open up to six new Pathmark "2000" Super Centers during Fiscal 1996, two of which will replace smaller stores, and to complete up to 22 major renovations and enlargements.

ADVERTISING AND PROMOTION

    As part of its marketing strategy, Pathmark emphasizes its competitive pricing through weekly sales and promotions supported by extensive advertising. Additional savings are offered each week through Pathmark "super coupons" in newspapers and circulars. Pathmark's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and advertising flyers distributed by shopping malls. Most of the remaining advertising expenses are for radio advertisements. During the year ended January 28, 1995 ("Fiscal 1994"), Pathmark introduced "Smart Coupons" in its advertisements. With "Smart Coupons", customers no longer are required to actually cut out Pathmark coupons from its advertisement and physically present them at the cash registers. Rather, when a coupon item is scanned during the check-out process, the coupon savings is automatically deducted from the price. Pathmark believes that its "Smart Coupons" greatly convenience its customers and improve customer service at the checkout.

CONSUMER RESEARCH

    Pathmark conducts numerous ongoing and special consumer research projects. These typically involve customer surveys (both in-store and by telephone) as well as focus groups. The information derived from these projects is used to evaluate consumers' attitudes and purchasing patterns and helps shape Pathmark's marketing programs.

TECHNOLOGY

    Pathmark has made a significant and continuing investment in information technology and believes it is a leader in the supermarket industry in this area. All Pathmark supermarket checkout terminals have third-generation "state of the art" IBM 4680 scanner systems supported by a RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning not only have led to lower labor costs, improved price control and shelf allocation and quicker customer check-out, but also have assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system which enables it to replenish inventory to avoid "out of stocks" at store level while maintaining optimum overall inventory levels. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

    All of the pharmacies are equipped with pharmacy computers. In addition to improving customer service, these computers aid pharmacists in detecting drug interactions, improve the collection of third-party receivables and help to attract third-party businesses such as health maintenance organizations and union welfare plans.

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

SUPPLY AND DISTRIBUTION

    Most of the merchandise sold in Pathmark's supermarkets is supplied through its distribution facilities located in New Jersey. In addition, pursuant to a supply agreement between Chefmark and Pathmark (the "Chefmark Supply Agreement"), Chefmark supplies Pathmark with merchandise from its banana ripening and deli food preparation operations. The Chefmark Supply Agreement provides that, for a period of seven years, such services are to be performed by Chefmark in substantially the same manner as they have been performed by Pathmark's banana ripening and deli food preparation operations prior to the Chefmark Spin-Off.

    All of Pathmark's stores are located within 100 miles of the principal Pathmark and Chefmark distribution centers. The following table presents information concerning the distribution and processing facilities through which Pathmark is supplied, and the product lines relevant to each.

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

(2) Owned by Pathmark.

(3) Leased by Pathmark.

(4) Owned by Chefmark.

(5) Leased by Chefmark.

COMPETITION

    The supermarket business is highly competitive and is characterized by high asset turnover and narrow profit margins. Pathmark's earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product purchasing and distribution and cost-effective store operating techniques. Pathmark's main competitors are national and regional supermarkets, drug stores, convenience stores, discount merchandisers, "warehouse" and "club" stores and other local retailers in the areas served. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service.

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

EMPLOYEES

    At February 3, 1996, the Company employed approximately 31,000 people, of whom approximately 20,000 were employed on a part-time basis.

    Approximately 83% of the Company's employees are covered by 29 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 18 different local unions. During Fiscal 1996, one contract covering approximately 1,100 Pathmark associates in 36 stores will expire. The Company does not anticipate any difficulty in renegotiating this contract.

    The Company believes that its relationship with its employees is generally satisfactory.

ITEM 2. PROPERTIES**

    Reference is made to the answer to Item 1, "Business" of this report for information concerning the states in which the Company's supermarkets and distribution and processing facilities are located. See "Business of Pathmark--Supply and Distribution" in Item 1 of this Report for Information concerning the Company's distribution and processing facilities.

    Pathmark's 144 supermarkets have an aggregate selling area of approximately
5.4 million square feet. Twenty-three of the supermarkets are owned by Pathmark and the remaining 121 are leased. These supermarkets either are freestanding stores or are located in shopping centers. Twenty-five leases expire during the current and next four calendar years and Pathmark has options to renew all of them.

    Pathmark owns its corporate headquarters in Woodbridge, NJ and maintains administrative and accounting offices in Carteret, New Jersey in leased premises totalling approximately 150,000 square feet in size.

    Most of the facilities owned by Pathmark are owned subject to mortgages. Pathmark plans to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale/leaseback or mortgage transactions with respect to owned properties if Pathmark believes such transactions are financially advantageous.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not in the aggregate have a material adverse impact on the financial condition, results of operations or business of the Company.

- ------------

** Except as otherwise indicated, information contained in this Item is given as of February 3, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
       (AS OF APRIL 1, 1996)

    Neither the Company's Class A Common Stock nor its Class B Common Stock, each $0.01 par value, is publicly traded on any market. All of registrant's outstanding Common Stock is held by SMG-II Holdings Corporation ("SMG-II").

    The authorized preferred stock of the Company consists of 9,000,000 shares of Exchangeable Preferred Stock (the "Holdings Preferred Stock"), of which 4,890,671 shares were issued and outstanding at April 1, 1996. The Exchangeable Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, as, and if declared by the Board of Directors of the Company. No active public trading market currently exists for the Company's Exchangeable Preferred Stock.

    The Exchangeable Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class are entitled to elect an additional two members of the board of directors of the Company. The Company is currently in arrears on payment of more than six quarterly dividends on the Exchangeable Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the forseeable future. The holders of the Exchangeable Preferred Stock elected two persons to the Company's board of directors at its 1995 annual meeting.

    The payment of dividends to holders of the Company's Common Stock is subject to restrictions by the Certificate of Designation of Rights, Preferences and Privileges under which its Exchangeable Preferred Stock was issued. The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock during Fiscal 1996.

    The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 652,625 and 320,000 shares, respectively, were issued and outstanding at April 1, 1996, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are SMG-II Series A Preferred Stock and 1,500,000 shares are SMG-II Series B Preferred Stock and of which 236,731 and 180,769 shares, respectively, were issued and outstanding at April 1, 1996.

    SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 65 holders, including six affiliates of ML&Co. (The "ML Common Investors"), CBC Capital Partners, Inc. ("CBC"), an affiliate of Chase Manhattan Corp., and 58 current and former members of the Company's management (the "Management Investors"); (ii) SMG-II Series A Preferred Stock by five holders, all affiliates of ML&Co., (the "Merrill Lynch Investors"); (iii) SMG-II Class B Common Stock held by four holders, including CBC, The Equitable Life Assurance Society of the United States ("Equitable") and the Equitable Affiliates (collectively, the "Equitable Investors"); and (iv) SMG-II Series B Preferred Stock held by four holders, including CBC and the Equitable Investors. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B Common Stock, in each case on a share-for-shares basis.

    SMG-II Preferred Stock has a stated value and liquidation preference of $200 per share and bears dividends at the rate of 10% of the stated value per annum, payable annually. At the option of SMG-II dividends are payable in cash or may accumulate (and the amount thereof shall compound annually at a rate of 10% of the stated value per annum, payable annually).

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

    Holders of SMG-II Preferred Stock are party with the holders of SMG-II Common Stock to the SMG-II Stockholders Agreement which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II. None of SMG-II's capital stock is publicly traded on any market. See Item 12, "Security Ownership of Certain Beneficial Owners and Management" for additional information.

ITEM 6. SELECTED FINANCIAL DATA

    The following table represents selected financial data for the last five fiscal years and should be read in conjunction with the Company's Consolidated Financial Statements in Item 8 of this report.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                 (IN MILLIONS)


                                                                                   FISCAL YEARS(A)
                                                              ----------------------------------------------------------
                                                                1995         1994         1993        1992       1991(B)
                                                              --------     --------     --------     -------     -------
STATEMENTS OF OPERATIONS DATA:
Sales
 Pathmark and other.........................................   $4,182       $4,189       $4,240      $4,311      $4,299
 Purity.....................................................       --           --           --          --         997
                                                              --------     --------     --------     -------     -------
Total sales.................................................    4,182        4,189        4,240       4,311       5,296
Cost of sales (exclusive of depreciation and amortization
 shown separately below)....................................    2,966        3,002        3,081       3,155       3,941
                                                              --------     --------     --------     -------     -------
Gross profit................................................    1,216        1,187        1,159       1,156       1,355
Selling, general and administrative expenses................      951          935          926         894       1,067
Depreciation and amortization...............................       81           76           70          69          93
Recapitalization expenses(c)................................       --           --           17          --          --
Provision for store closings(d).............................       --           --            6          --          --
Amortization of goodwill....................................       --           --           --          18          23
Goodwill write-off..........................................       --           --           --         601          --
                                                              --------     --------     --------     -------     -------
Operating earnings (loss)...................................      184          176          140        (426 )       172
Gain on disposition of freestanding drug stores(e)..........       16           --           --          --          --
Gain (loss) on disposal of Purity(f)........................       20           --           --           2        (228 )
Interest expense, net(g)....................................     (171)        (160)        (177)       (185 )      (204 )
Gain on sale of photofinishing plant(h).....................       --           --           --          --           4
                                                              --------     --------     --------     -------     -------
Earnings (loss) from continuing operations before income
 taxes, gain on disposal of home centers segment,
 extraordinary items and cumulative effect of accounting
 changes....................................................       49           16          (37)       (609 )      (256 )
Income tax benefit (provision)..............................       30           (4)          21          (7 )        30
                                                              --------     --------     --------     -------     -------
Earnings (loss) from continuing operations before gain on
 disposal of home centers segment, extraordinary items and
 cumulative effect of accounting changes....................       79           12          (16)       (616 )      (226 )
Loss from discontinued operations...........................       --           (2)          (1)         (1 )      (191 )(i)
                                                              --------     --------     --------     -------     -------
Earnings (loss) before gain on disposal of home centers
 segment, extraordinary items and cumulative effect of
 accounting changes.........................................       79           10          (17)       (617 )      (417 )
Gain on disposal of home centers segment, net of tax(j).....       --           17           --          --          --
Extraordinary items, net....................................       (2)(k)       (4)(k)     (106)(l)      (5 )(m)     15 (n)
                                                              --------     --------     --------     -------     -------
Earnings (loss) before cumulative effect of accounting
 changes....................................................       77           23         (123)       (622 )      (402 )
Cumulative effect of accounting changes, net of tax(o)......       --           --          (40)         --          --
                                                              --------     --------     --------     -------     -------
Net earnings (loss).........................................       77           23         (163)       (622 )      (402 )
Less: non-cash preferred stock accretion and
 dividend requirements......................................      (19)         (19)         (19)        (18 )       (14 )
                                                              --------     --------     --------     -------     -------
Net earnings (loss) attributable to common stockholder(p)...   $   58       $    4       $ (182)     $ (640 )    $ (416 )
                                                              --------     --------     --------     -------     -------
                                                              --------     --------     --------     -------     -------
Ratio of earnings to fixed charges(q).......................    1.26x        1.09x           --          --          --
                                                              --------     --------     --------     -------     -------
                                                              --------     --------     --------     -------     -------
Deficiency in earnings available to cover fixed
 charges(r).................................................   $   --       $   --       $   37      $  609      $  256
                                                              --------     --------     --------     -------     -------
                                                              --------     --------     --------     -------     -------

                                                                            AS OF
                                                  ----------------------------------------------------------
                                                   FEB. 3      JAN. 28,     JAN. 29,     JAN. 30,       FEB. 1,
                                                    1996         1995         1994        1993        1992
                                                  --------     --------     --------     -------     -------
BALANCE SHEET DATA:
Total assets....................................   $1,009       $1,029       $1,138      $1,114      $1,736
Working capital deficiency......................      169          124          108          83          97
Obligations under capital leases, long-term.....      140          127          132         127         136
Other long-term debt, net of current
 maturities.....................................    1,242        1,353        1,415       1,278       1,248
Cumulative exchangeable redeemable preferred
 stock..........................................      104          102          100          99          85
Stockholder's deficit...........................    1,222        1,280        1,285       1,103         467

                                                   (footnotes on following page)

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

 (a)  The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Fiscal years consist of 52 weeks, except for 53 weeks in Fiscal 1995.

 (b)  Results for Fiscal 1991 include the Purity Operations through its December 17, 1991 sale date.

 (c)  In connection with the Recapitalization in Fiscal 1993, the Company recorded a pretax charge of $17 million related to reorganization and restructuring costs. See Note 25 to the
      Company's Consolidated Financial Statements in Item 8 of this report.

 (d)  During Fiscal 1993, the Company decided to close or dispose of five stores and recorded a pretax charge of $6 million. See Note 26 to the Company's Consolidated Financial Statements
      in Item 8 of this report.

 (e)  During the second quarter of Fiscal 1995, the Company decided to dispose of its 36 freestanding drug stores. On July 28, 1995, the Company completed the sale of 30 of its drug stores to Rite Aid Corporation. Five of the remaining six drug stores were closed during
      Fiscal 1995 and the sixth store is projected to be closed in Fiscal 1996. The pretax gain on the disposition of drug stores includes the sale of the 30 drug stores, net of the cost related to the disposal of the six drug stores. See Note 3 to the Company's Financial
      Statements in Item 8 of this report.

 (f)  During Fiscal 1995, the Company sold its remaining investment in Purity for a gain of $16.4 million in connection with the sale of Purity to the Stop & Shop Companies, Inc. and recorded a gain of $3.4 million on the sale of a former warehouse facility of Purity. See
      Note 4 to the Company's Consolidated Financial Statements in Item 8 of the report. During
      Fiscal 1992, the Company recorded a gain of $2 million related to the disposal of the Purity
      Operations. During Fiscal 1991, the Company completed the sale of the Purity Operations for approximately $257 million (as adjusted) including the assumption of certain indebtedness of
      Purity and Li'l Peach, to a company organized by Freeman Spogli & Co. The Company recorded a loss of $228 million on the disposal of the Purity Operations. Included in this loss is a write-off of approximately $214 million of goodwill related to the Purity Operations.

 (g)  Prior to Fiscal 1995, interest expense was net of interest charged to discontinued
      operations. See Note 13 to the Company's Consolidated Financial Statements in Item 8 of this report.

 (h)  During Fiscal 1991, the Company sold its Coastal Photo photofinishing plant to Quality Photo
      Systems (East), Inc. (a subsidiary of Konica Corporation) which resulted in a pretax gain on sale of $4 million.

 (i)  Includes a pretax loss of $24 million in connection with the disposition of certain home centers segment stores and a charge of $170 million accelerating the remaining amortization of the goodwill related to the home centers segment.

 (j)  During Fiscal 1994, the Company sold its home centers segment, which resulted in a gain on sale of $17 million, net of $2.3 million of income taxes. See Note 23 to the Company's
      Consolidated Financial Statements in Item 8 of this report.

 (k)  During Fiscal 1995 and Fiscal 1994, the Company recorded an extraordinary charge of $2 million and $4 million respectively, net of an income tax benefit, related to the early extinguishment of debt. See Note 19 to the Company's Consolidated Financial Statements in
      Item 8 of this report.

 (l)  During Fiscal 1993, in connection with the Recapitalization, the Company recorded an extraordinary charge of $106 million, net of an income tax benefit of $9 million, related to the early extinguishment of debt. See Notes 19 and 25 to the Company's Consolidated
      Financial Statements in Item 8 of this report.

 (m)  During Fiscal 1992, the Company recorded an extraordinary charge of $5 million, net of an income tax benefit of $3 million, related to the early extinguishment of debt.

 (n)  During Fiscal 1991, the Company recorded an extraordinary gain of $15 million, net of an income tax provision of $10 million, related to the early extinguishment of debt.

                                         (footnotes continued on following page)

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

 (o)  The cumulative effect of accounting changes in Fiscal 1993 of $40 million, net of an income tax benefit of $29 million, reflects the adoption of Statement of Financial Accounting
      Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions";
      the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting
      for Postemployment Benefits"; the change in the method utilized to calculate last-in, first-out (LIFO) inventories; and the change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities. All of the accounting changes were made as of the beginning of Fiscal 1993. See Note 28 to the
      Company's Consolidated Financial Statements in Item 8 of this report.

 (p)  On February 4, 1991, the Company became a wholly owned subsidiary of SMG-II through the consummation of an exchange offer whereby the then existing stockholders exchanged on a one-for-one basis shares of the Company's common stock for shares of common stock of SMG-II.
      Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

 (q)  For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals). In addition, for Fiscal
      1995, the inclusion of preferred stock dividend requirements results in a ratio of earnings to fixed charges and preferred stocks dividends of 1.09x. For Fiscal 1994, the inclusion of preferred stock dividend requirements results in a deficiency in earnings available to cover fixed charges and preferred stock dividends of approximately $7 million.

 (r)  For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the Company's financial condition and results from continuing operations. The results from discontinued operations for all periods presented represent the operations of the Company's home centers segment which was sold during Fiscal 1994.

RESULTS OF OPERATIONS

  Fiscal 1995 v. Fiscal 1994

    Sales: Sales for Fiscal 1995 were $4.18 billion compared to $4.19 billion in Fiscal 1994. The decrease in sales in Fiscal 1995 compared to Fiscal 1994 was primarily due to the sale of the freestanding drug stores on July 28, 1995, partially offset by sales for the 53rd week in Fiscal 1995. Sales from supermarkets opened in both years including replacement stores, decreased 0.3%. During Fiscal 1995, the Company opened five supermarkets, of which three replaced older, smaller stores and completed 18 renovations and enlargements. One store was closed and not replaced during the year. At Fiscal 1995 year end, the Company operated 144 supermarkets, including 44 Pathmark 2000 format stores compared with the end of Fiscal 1994 when the Company operated 143 supermarkets, including 29 Pathmark 2000 format stores. The Company operated one freestanding drug store at Fiscal 1995 year end compared to 36 freestanding drug stores at the end of Fiscal 1994 (see "Disposition of Freestanding Drug Stores"). In order to improve sales and profitability, the Company is continuing to focus on its supermarket enlargement and renovation program.

    Gross Profit: Gross profit for Fiscal 1995 was $1.22 billion or 29.1% of sales compared with $1.19 billion or 28.3% of sales for Fiscal 1994. The improvement in gross profit as a percentage of sales for Fiscal 1995 compared to Fiscal 1994 was primarily due to increased focus on merchandising programs as well as to the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments, particularly higher margin perishables and lower inventory shrink. The cost of goods sold comparisons were affected by a pretax LIFO charge of $1.1 million and a pretax LIFO credit of $0.7 million for Fiscal 1995 and Fiscal 1994, respectively.

    Selling, General and Administrative Expenses ("SG&A"): SG&A for Fiscal 1995 increased $15.5 million or 1.7% compared to Fiscal 1994. SG&A on a proforma basis eliminating the SG&A impact of the freestanding drug stores in last year's third and fourth quarter, increased 3.7% for Fiscal 1995 compared to Fiscal 1994. As a percentage of sales, SG&A were 22.7% for Fiscal 1995, up from 22.3% in Fiscal 1994. The increase as a percentage of sales for Fiscal 1995 compared to Fiscal 1994 was due to higher claims expenses, occupancy costs and supplies, partially offset by lower promotional costs and labor and labor related expenses along with weather related expenses that adversely affected last year's first quarter.

    Depreciation and Amortization: Depreciation and amortization of $80.5 million for Fiscal 1995 was $4.9 million higher than the $75.6 million in Fiscal 1994. The increase in depreciation and amortization expense for Fiscal 1995 was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $2.8 million and $2.6 million in Fiscal 1995 and Fiscal 1994, respectively.

    Operating Earnings: Operating earnings for Fiscal 1995 were $184.6 million compared with the $175.9 million in Fiscal 1994. The increase in operating earnings in Fiscal 1995 compared to Fiscal 1994 was due to higher gross profit, partially offset by higher SG&A and depreciation and amortization expenses.

    Disposition of Freestanding Drug Stores: During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores. On July 28, 1995, the Company, through its Pathmark subsidiary, completed the sale of 30 of its freestanding drug stores to Rite Aid Corporation, including merchandise inventory, for $59.9 million. The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Five of the remaining six freestanding drug stores were closed during Fiscal 1995 and the sixth store is projected to be closed in Fiscal 1996.

    Disposition of Purity Supreme, Inc: During Fiscal 1995, in connection with the sale of Purity to the Stop & Shop Companies, Inc., the Company sold its remaining investment in Purity for $16.4 million, the proceeds of which were used to repay a portion of its PTK DIBs. In addition, the Company sold a former warehouse of Purity for a gain of $3.4 million. Both transactions resulted in a gain of $19.8 million.

    Interest Expense: Interest expense was $171.0 million for Fiscal 1995 compared to $170.8 million in Fiscal 1994 due to the higher interest rates on the Company's floating rate bank debt and higher interest related to the Pathmark Deferred Coupon Notes and obligations under capital leases, partially offset by the reduction in the amortization of PTK DIBs original issue discount as a result of the paydown of such debt. During Fiscal 1994, the Company allocated $11.0 million of interest expense to discontinued operations.

    Income Taxes: The income tax benefit of $29.8 million for Fiscal 1995 is net of reversals through July 29, 1995 of the deferred income tax valuation allowance totalling $26.8 million related to the Company's deferred income tax assets. The reversal was recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence exists, such as the positive trend in earnings which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The income tax provision was $4.1 million for Fiscal 1994.

    As a result of the sale of the Company's investment in Purity (see Note 4), the Company generated a capital loss of approximately $69.5 million, due to a stock basis differential of its investment. During Fiscal 1995, the Company utilized $42.9 million of these capital losses, primarily from the sale of the freestanding drug stores, resulting in a capital loss carryforward at February 3, 1996 of $26.6 million (a $9.3 million tax benefit). The Company has reserved a valuation allowance of $8.3 million related to the deferred tax capital loss carryforward of $9.3 million after giving effect to certain tax planning strategies expected to be implemented in Fiscal 1996.

    During Fiscal 1995, the Company made income tax payments of $3.9 million and received income tax refunds of $10.3 million. During Fiscal 1994, the Company made income tax payments of $6.5 million and received income tax refunds of $25.9 million.

    Summary of Continuing Operations: Earnings from continuing operations before extraordinary item were $78.7 million compared to $12.0 million for Fiscal 1994. The increase in earnings from continuing operations for Fiscal 1995 was primarily due to the gain on disposition of freestanding drug stores, the gain on the sale of Purity Supreme, Inc, higher operating earnings and the tax benefit due to the reversal of the valuation allowance related to the Company's net deferred income tax assets.

    Extraordinary Items: During Fiscal 1995, in connection with the proceeds from the sale of the remaining Purity investment, the sale of the freestanding drug stores and the sale of the home centers segment, the Company was required to make a paydown of PTK DIB's. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $2.2 million.

    Net Earnings: Net earnings were $76.5 million in Fiscal 1995 compared to $23.2 million in Fiscal 1994. Fiscal 1995 and Fiscal 1994 included an extraordinary item related to the net loss on early extinguishment of debt of $2.2 million and $3.7 million, respectively. Fiscal 1994 included the gain on disposal of home centers segment of $17.0 million and a loss from discontinued operations of $2.1 million. Refer to notes 19 and 23 of the Notes to Consolidated Financial Statements at Item 8, Part II of the Form 10-K for more details.

  Fiscal 1994 v. Fiscal 1993

    Sales: Sales for Fiscal 1994 were $4.19 billion compared to $4.24 billion in Fiscal 1993. Sales for stores opened in both years, including replacement stores, decreased 0.4%. During Fiscal 1994, the Company opened four supermarkets, enlarged 11 supermarkets and completed major renovations in 14 supermarkets. At Fiscal 1994 year end, the Company operated 143 supermarkets, including 137 Pathmark Super Centers compared with the end of Fiscal 1993 when the Company operated 143 supermarkets, including 136 Pathmark Super Centers. The Company also operated 30 freestanding Pathmark drug stores and six "deep discount" drug stores at Fiscal 1994 year end compared with the end of Fiscal 1993 when the Company operated 31 freestanding Pathmark drug stores and two "deep discount" drug stores. In order to improve sales while continuing to improve profitability, the Company is continuing its focus on its store enlargement and renovation program.

    Gross Profit: Gross profit for Fiscal 1994 was $1.19 billion or 28.3% of sales compared with $1.16 billion or 27.3% of sales in Fiscal 1993. This improvement in gross profit as a percentage of sales for Fiscal 1994 is attributable primarily to the Company's increased focus on merchandising programs as well as continuing emphasis on large super stores allowing expanded variety in all departments, particularly higher margin perishables. The cost of goods comparisons were affected by a pretax LIFO credit of $0.7 million and $2.4 million for Fiscal 1994 and Fiscal 1993, respectively.

    Selling, General and Administrative Expenses: SG&A for Fiscal 1994 increased $9.3 million or 1.0% compared to Fiscal 1993. As a percentage of sales, SG&A were 22.3% for Fiscal 1994, up from 21.8% for Fiscal 1993. The increase as a percentage of sales during Fiscal 1994 was due to higher computer development costs, labor and labor related expenses and occupancy expenses and weather-related expenses, partially offset by lower promotional costs in Fiscal 1994 compared to the additional promotional programs implemented in Fiscal 1993 to regain sales level subsequent to the strike and lockouts and lower claims expense related to customer accidents, medical and workers compensation.

    Depreciation and Amortization: Depreciation and amortization expense of $75.6 million for Fiscal 1994 was $5.5 million more than the $70.1 million in Fiscal 1993. The increase in depreciation and amortization expense is primarily due to the impact of increased capital spending levels. Depreciation and amortization excludes video tape amortization of $2.6 million in both Fiscal 1994 and Fiscal 1993 recorded in cost of goods sold (see Note 2).

    Operating Earnings: Operating earnings for Fiscal 1994 were $175.9 million compared to $140.2 million in Fiscal 1993. The increase in operating earnings was primarily due to improved gross profit in Fiscal 1994, the impact of the strike and lockouts in Fiscal 1993, the recapitalization expenses of $16.6 million in Fiscal 1993 and the provision for store closings of $6.0 million in Fiscal 1993 partially offset by higher SG&A and depreciation and amortization expense in Fiscal 1994.

    Interest Expense: Interest expense for Fiscal 1994 was $170.8 million, a decrease of $19.3 million from the $190.1 million in Fiscal 1993. Interest charged to discontinued operations in Fiscal 1994 was $11.0 million compared to $13.1 million in Fiscal 1993. The lower interest expense, net of interest charged to discontinued operations, was primarily due to the benefit of lower interest rates on the debt incurred in connection with the Recapitalization.

    Income Taxes: The income tax provision was $4.1 million in Fiscal 1994 compared to an income tax benefit of $20.8 million in Fiscal 1993. At January 28, 1995, the Company has a net deferred income tax asset of approximately $32.8 million. Although the Company generated pretax earnings in Fiscal 1994, the Company was unable to conclude that realization of such deferred income tax assets was more likely than not due to pretax losses experienced in prior years. Accordingly, the Company provided a valuation allowance of $26.8 million at January 28, 1995 to fully reserve its net deferred income tax assets, except for its alternative minimum tax credit carryforwards which do not expire.

    Summary of Continuing Operations: Earnings from continuing operations before gain on disposal of home centers segment, extraordinary item and cumulative effect of accounting changes were

$12.0 million in Fiscal 1994 compared to a $16.1 million loss in Fiscal 1993. The increase in earnings for Fiscal 1994 was primarily due to higher operating earnings and lower interest expense partially offset by an income tax benefit of $20.8 million in Fiscal 1993 compared to an income tax provision of $4.1 million in Fiscal 1994.

    Extraordinary Items: During Fiscal 1994, in connection with the disposal of the home centers segment, the Company was required to pay down $62.9 million of PTK DIBs. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of indebtedness of $3.7 million.

    Net Earnings (Loss): Net earnings were $23.2 in Fiscal 1994 compared to a net loss of $163.2 million in Fiscal 1993. During Fiscal 1994, the Company completed the sale of its home centers segment, recognizing a gain of $17.0 million. Fiscal 1994 and Fiscal 1993 included an extraordinary item related to the net loss on early extinguishment of debt of $3.7 million and $106.2 million, respectively, and Fiscal 1993 included the cumulative effect of accounting changes of $40.4 million. Fiscal 1994 and Fiscal 1993 included losses from discontinued operations of the home centers segment of $2.1 million and $0.6 million, respectively. Refer to Notes 19, 23, and 28 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K for more details.

FINANCIAL CONDITION


    Debt Service: During Fiscal 1995, total debt decreased $117.8 million from Fiscal 1994 year end primarily due to the scheduled Term Loan repayments, a required Term Loan repayment in conjunction with the disposition of the freestanding drug stores, a decrease in borrowings under the Working Capital Facilities as well as the paydown of the PTK DIB's with the proceeds from the sale of the remaining Purity investment, the disposition of freestanding drug stores and the disposal of home centers segment, partially offset by debt accretion on Pathmark Deferred Coupon Notes and PTK DIBs. Borrowings under the Working Capital Facilities were $46.0 million at February 3, 1996.


    In conjunction with the reacquisition of the Plainbridge capital stock, the outstanding obligations of Plainbridge under its Credit Agreement were satisfied by the Company and the Credit Agreement was terminated. The Company simultaneously entered into an amendment to its Credit Agreement with its existing lenders increasing the Company's Working Capital Facility from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit) to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. The Working Capital Facility is subject to an annual cleandown provision. Under the terms of the cleandown provision, in each fiscal year loans cannot exceed $60.0 million (formerly $50.0 million) under the Working Capital Facility for a period of 30 consecutive days. The Company satisfied the terms of the cleandown provision through Fiscal 1996. Borrowings under the Working Capital Facility were $36.0 million at April 30, 1996.

    The Company is required to repay a portion of its borrowings under the Pathmark Term Loan each year, so as to retire such indebtedness in its entirety by Fiscal 1999. The Company is also required to make sinking fund payments on the Subordinated Notes in the amount of 25% of the original aggregate principal amount of the Subordinated Notes on each of June 15, 2000 and June 15, 2001. The Subordinated Debentures and the remaining Subordinated Notes mature on June 15, 2002. The Senior Subordinated Notes and the Deferred Coupon Notes mature in Fiscal 2003.

    The indebtedness under the Working Capital Facilities and the Pathmark Term Loan bear interest at floating rates and cash interest payments on such indebtedness may vary in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

    The majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK DIBs) are as follows (dollars in thousands):

                                                                 PRINCIPAL
FISCAL YEARS                                                      PAYMENTS
- ------------                                                 ------------------
  1996....................................................        $ 51,753
  1997....................................................          53,645
  1998....................................................         147,240
  1999....................................................         128,058
  2000....................................................          50,210
  2001....................................................          50,000
  2002....................................................         194,767
  2003....................................................         618,404

    Liquidity: The consolidated financial statements of the Company indicates that at February 3, 1996, current liabilities exceeded its current assets by $168.8 million and the Company's stockholder's deficit was $1.22 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark and Plainbridge Working Capital Facilities (refer to Note 11 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which includes certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

    Holdings believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and the Company's borrowing facilities. Future refinancing will be necessary if cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Pathmark Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the Pathmark Term Loan in Fiscal 1999 and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes due in Fiscal 2003 and the PTK DIBs due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness or that future borrowing facilities will be available. While it is the Company's intention to enter into refinancings that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of outstanding indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

    Preferred Stock Dividends: The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of Holdings. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since

January 15, 1993 dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of February 3, 1996, unpaid dividends of $55.9 million were accrued and included in other noncurrent liabilities.

    Capital Expenditures: Capital expenditures for Fiscal 1995, including property acquired under capital leases, were approximately $110.7 million compared to approximately $105.3 million for Fiscal 1994 and $96.5 million for Fiscal 1993. During Fiscal 1995, the Company opened five Pathmark 2000 format stores, three of which replaced smaller stores, and completed 18 major renovations and enlargements.


    Cash Flows: Cash provided by operating activities amounted to $136.6 million in Fiscal 1995 compared to $111.1 million in Fiscal 1994. The increase in net cash provided by operating activities was primarily due to an increase in net earnings, partially offset by a decrease in cash provided by operating assets and liabilities. Cash provided by investing activities in Fiscal 1995 was $15.6 million, primarily due to the net proceeds from the disposition of the freestanding drug stores of $59.9 million, the net proceeds from the disposal of the Purity Operations of $19.8 million and the proceeds of $4.7 million related to the disposal of the home centers segment, partially offset by expenditures of property and equipment of $69.6 million, compared to cash used for investing activities of $1.6 million in Fiscal 1994, primarily reflecting the expenditures for property and equipment of $84.0 million, net of the proceeds of the home centers segment of $81.1 million. Cash used for financing activities in Fiscal 1995 was $162.9 million compared to $92.5 million in the prior-year period. The increase in cash used for financing activities is primarily due to a decrease in borrowings under the Working Capital Facilities and a paydown of $25.0 million on the Pathmark Term Loan.


    Net cash provided by operating activities amounted to $111.1 million in Fiscal 1994 compared to $70.6 million in Fiscal 1993. The increase in net cash provided by operating activities in Fiscal 1994 compared to Fiscal 1993 is primarily due to the increased earnings in Fiscal 1994. Cash used for investing activities in Fiscal 1994 was $1.6 million, primarily due to expenditures of property and equipment of $84.0 million, partially offset by the disposal of the home centers segment of $81.1 million, compared to $69.4 million in Fiscal 1993, primarily reflecting the expenditures for property and equipment. Cash used for financing activities in Fiscal 1994 was $92.5 million, primarily due to the repayment of the PTK DIBs, the scheduled reductions in the Pathmark Term Loan and reductions in capital lease obligations, partially offset by the increase in Working Capital Facilities borrowings, compared to $1.1 million cash provided by financing activities in Fiscal 1993 primarily due to the net impact of the Recapitalization.

NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that
(i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles, to be disposed of generally be reported at the lower of carrying amounts or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of the SFAS No. 121 measurement standards is not expected to materially effect the financial position or results of operations of the Company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                            53 WEEKS
                                                              ENDED           52 WEEKS ENDED
                                                                         -------------------------
                                                           FEBRUARY 3,   JANUARY 28,   JANUARY 29,
                                                              1996          1995          1994
                                                           -----------   -----------   -----------
Sales....................................................  $ 4,182,099   $ 4,189,199   $ 4,239,526
Cost of sales (exclusive of depreciation and amortization
shown separately below)..................................    2,965,950     3,002,147     3,080,565
                                                           -----------   -----------   -----------
Gross profit.............................................    1,216,149     1,187,052     1,158,961
Selling, general and administrative expenses.............      950,988       935,486       926,164
Depreciation and amortization............................       80,535        75,632        70,055
Recapitalization expenses................................           --            --        16,612
Provision for store closings.............................           --            --         5,975
                                                           -----------   -----------   -----------
Operating earnings.......................................      184,626       175,934       140,155
Gain on disposition of freestanding drug stores..........       15,535            --            --
Gain on disposal of Purity...............................       19,752            --            --
Interest expense.........................................     (170,969)     (170,848)     (190,110)
Interest charged to discontinued operations..............           --        11,035        13,136
                                                           -----------   -----------   -----------
Earnings (loss) from continuing operations before income
  taxes, gain on disposal of home centers segment,
  extraordinary items and cumulative effect of accounting
changes..................................................       48,944        16,121       (36,819)
Income tax benefit (provision)...........................       29,763        (4,146)       20,752
                                                           -----------   -----------   -----------
Earnings (loss) from continuing operations before gain on
  disposal of home centers segment, extraordinary items
and cumulative effect of accounting changes..............       78,707        11,975       (16,067)
Loss from discontinued operations........................           --        (2,099)         (647)
                                                           -----------   -----------   -----------
Earnings (loss) before gain on disposal of home centers
  segment, extraordinary items and cumulative effect of
accounting changes.......................................       78,707         9,876       (16,714)
Gain on disposal of home centers segment, net of an
  income tax provision of $2,324.........................           --        17,044            --
Extraordinary items, net of an income benefit of $1,506
  in Fiscal 1995, $-- in Fiscal 1994 and $9,354 in Fiscal
1993.....................................................       (2,180)       (3,687)     (106,155)
                                                           -----------   -----------   -----------
Earnings (loss) before cumulative effect of accounting
changes..................................................       76,527        23,233      (122,869)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions, net of
    an income tax benefit of $11,289.....................           --            --       (15,636)
  Postemployment benefits, net of an income tax
    benefit of $1,813....................................           --            --        (2,488)
  Change in the determination of the discount rate
    utilized to record the present value of certain
    noncurrent liabilities, net of an income tax benefit
of $8,430................................................           --            --       (11,570)
  Change in the method utilized to calculate last-in,
    first-out (LIFO) inventories, net of an income tax
    benefit of $7,770....................................           --            --       (10,664)
                                                           -----------   -----------   -----------
Net earnings (loss)......................................       76,527        23,233      (163,227)
Less: non-cash preferred stock accretion and
  dividend requirements..................................      (18,889)      (18,828)      (18,771)
                                                           -----------   -----------   -----------
Net earnings (loss) attributable to common stockholder...  $    57,638   $     4,405   $  (181,998)
                                                           -----------   -----------   -----------
                                                           -----------   -----------   -----------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                       FEBRUARY 3,    JANUARY 28,
                                                                          1996           1995
                                                                       -----------    -----------
   ASSETS
Current Assets
 Cash and cash equivalents..........................................   $    12,526    $    23,247
 Accounts receivable, net...........................................        10,840         13,380
 Merchandise inventories............................................       225,780        255,631
 Income taxes receivable............................................         1,163          7,756
 Deferred income taxes..............................................         8,254             --
 Prepaid expenses...................................................        25,211         26,580
 Due from suppliers.................................................        13,178         18,256
 Other current assets...............................................         5,868         16,936
                                                                       -----------    -----------
     Total Current Assets...........................................       302,820        361,786
Property and Equipment, Net.........................................       603,832        585,172
Deferred Financing Costs, Net.......................................        33,685         40,446
Deferred Income Taxes...............................................        26,805          5,969
Other Assets........................................................        41,628         35,555
                                                                       -----------    -----------
                                                                       $ 1,008,770    $ 1,028,928
                                                                       -----------    -----------
                                                                       -----------    -----------
   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts payable...................................................   $   185,328    $   194,366
 Book overdrafts....................................................        43,989         45,386
 Current maturities of long-term debt...............................        51,753         59,310
 Accrued payroll and payroll taxes..................................        54,427         53,638
 Current portion of obligations under capital leases................        20,684         18,298
 Accrued interest payable...........................................        19,309         19,672
 Accrued expenses and other current liabilities.....................        96,084         94,630
                                                                       -----------    -----------
     Total Current Liabilities......................................       471,574        485,300
                                                                       -----------    -----------
Long-Term Debt......................................................     1,242,324      1,352,571
                                                                       -----------    -----------
Obligations Under Capital Leases, Long-Term.........................       140,166        127,122
                                                                       -----------    -----------
Other Noncurrent Liabilities........................................       273,530        242,281
                                                                       -----------    -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value.......................       103,633        101,959
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares at February 3, 1996 and
     January 28, 1995
   Liquidation preference, $25 per share: $122,267 at February 3,
     1996 and
     January 28, 1995
                                                                       -----------    -----------
     Total Redeemable Securities....................................       103,633        101,959
                                                                       -----------    -----------
Commitments and Contingencies (Notes 14 and 24)
Stockholder's Deficit
 Class A Common Stock, $.01 par value...............................             7              7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares at February 3, 1996 and
     January 28, 1995
 Class B Common Stock, $.01 par value...............................             3              3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares at February 3, 1996 and
     January 28, 1995
 Paid-in Capital....................................................       197,671        199,135
 Accumulated Deficit................................................    (1,420,138)    (1,479,450)
                                                                       -----------    -----------
     Total Stockholder's Deficit....................................    (1,222,457)    (1,280,305)
                                                                       -----------    -----------
                                                                       $ 1,008,770    $ 1,028,928
                                                                       -----------    -----------
                                                                       -----------    -----------


                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                              CLASS A   CLASS B                                TOTAL
                                              COMMON    COMMON    PAID-IN    ACCUMULATED   STOCKHOLDER'S
                                               STOCK     STOCK    CAPITAL      DEFICIT        DEFICIT
                                              -------   -------   --------   -----------   -------------
Balance, January 30, 1993...................    $ 7       $ 3     $202,303   $(1,305,025)   $ (1,102,712)
  Net loss..................................     --        --           --      (163,227)       (163,227)
  Accrued dividends on preferred stock
    ($.88 per share)........................     --        --           --       (17,216)        (17,216)
  Accretion on preferred stock..............     --        --       (1,555)           --          (1,555)
                                              -------   -------   --------   -----------   -------------
Balance, January 29, 1994...................      7         3      200,748    (1,485,468)     (1,284,710)
  Net earnings..............................     --        --           --        23,233          23,233
  Accrued dividends on preferred stock
    ($.88 per share)........................     --        --           --       (17,215)        (17,215)
  Accretion on preferred stock..............     --        --       (1,613)           --          (1,613)
                                              -------   -------   --------   -----------   -------------
Balance, January 28, 1995...................      7         3      199,135    (1,479,450)     (1,280,305)
  Net earnings..............................     --        --           --        76,527          76,527
  Accrued dividends on preferred stock
    ($.88 per share)........................     --        --           --       (17,215)        (17,215)
  Accretion on preferred stock..............     --        --       (1,674)           --          (1,674)
  Capital contribution from SMG-II Holdings
Corporation.................................     --        --          210            --             210
                                              -------   -------   --------   -----------   -------------
Balance, February 3, 1996...................    $ 7       $ 3     $197,671   $(1,420,138)   $ (1,222,457)
                                              -------   -------   --------   -----------   -------------
                                              -------   -------   --------   -----------   -------------

                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       53 WEEKS
                                                                         ENDED             52 WEEKS ENDED
                                                                                     --------------------------
                                                                      FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                                         1996           1995           1994
                                                                      -----------    -----------    -----------
Operating Activities
 Net earnings (loss)...............................................    $  76,527      $  23,233      $(163,227)
 Adjustments to reconcile net earnings (loss) to net cash provided by
   operating activities:
     Extraordinary loss on early extinguishment of debt............        2,180          3,687        106,155
     Depreciation and amortization.................................       83,390         78,220         72,650
     Deferred income tax benefit...................................      (30,726)        (3,815)       (28,895)
     Interest accruable but not payable............................       15,028         13,541          3,312
     Amortization of original issue discount.......................        6,646         12,855          4,593
     Amortization of debt issuance costs...........................        7,140          7,028          4,870
     (Gain) loss on disposal of property and equipment.............          200           (252)           (93)
     Gain on disposition of freestanding drug stores...............      (15,535)            --             --
     Gain on disposal of Purity....................................      (19,752)            --             --
     Gain on disposal of home centers segment......................           --        (17,044)            --
     Loss from discontinued operations.............................           --          2,099            647
     Cumulative effect of accounting changes.......................           --             --         40,358
     Cash provided by (used for) operating assets and liabilities:
      Accounts receivable, net.....................................        2,540          1,627         (3,246)
      Merchandise inventories......................................       15,671          2,551         14,355
      Income taxes.................................................        8,099         14,666        (19,898)
      Prepaid expenses.............................................       (1,630)       (10,724)         2,078
      Due from suppliers...........................................        5,078            482          4,702
      Other current assets.........................................        6,362         (9,778)          (635)
      Other assets.................................................       (4,535)        (2,554)        (6,015)
      Accounts payable.............................................       (9,038)       (21,985)        22,995
      Accrued payroll and payroll taxes............................          789           (944)          (348)
      Accrued interest payable.....................................         (363)         3,039        (24,041)
      Other current liabilities....................................       (6,972)         1,595          7,305
      Other noncurrent liabilities.................................       (4,487)        13,598         33,014
                                                                      -----------    -----------    -----------
        Cash provided by operating activities......................      136,612        111,125         70,636
                                                                      -----------    -----------    -----------
Investing Activities
 Net proceeds from disposal of home centers segment................        4,706         81,147             --
 Property and equipment expenditures...............................      (69,615)       (83,981)       (70,853)
 Proceeds from disposition of property and equipment...............          896          1,262          1,486
 Net proceeds from disposition of freestanding drug stores.........       59,876             --             --
 Net proceeds from disposal of Purity..............................       19,752             --             --
                                                                      -----------    -----------    -----------
        Cash provided by (used for) investing activities...........       15,615         (1,572)       (69,367)
                                                                      -----------    -----------    -----------
Financing Activities
 Borrowings from Pathmark Term Loan................................           --             --        400,000
 Increase (decrease) in Working Capital Facilities borrowings......      (17,000)        25,500        (16,000)
 Decrease in Pathmark Term Loan....................................      (60,295)       (36,750)       (15,000)
 Increase (decrease) in book overdrafts............................       (1,397)         5,458         (3,704)
 Increase in other borrowings......................................          895          3,676          2,581
 Repayment of other long-term borrowings...........................       (5,207)        (5,527)        (9,768)
 Reduction in obligations under capital leases.....................      (18,224)       (17,275)       (15,031)
 Deferred financing fees...........................................         (374)          (977)       (47,538)
 Repayment of PTK Exchangeable Guaranteed Debentures...............      (57,870)       (62,892)            --
 Premiums incurred in redemption of PTK Exchangeable Guaranteed
Debentures.........................................................       (3,686)        (3,687)            --
 Capital contribution from SMG II Holdings Corporation.............          210             --             --
 Proceeds from issuance of Pathmark Senior Subordinated Notes......           --             --        436,625
 Proceeds from issuance of Pathmark Deferred Coupon Notes..........           --             --        120,000
 Proceeds from issuance of PTK Exchangeable Guaranteed
Debentures.........................................................           --             --        126,100
 Proceeds from Working Capital Facilities borrowings in connection
   with the Recapitalization.......................................           --             --         53,500
 Purchase of Holdings Senior Subordinated Notes....................           --             --       (388,192)
 Purchase of Holdings Subordinated Debentures......................           --             --       (319,229)
 Purchase of Holdings Discount Debentures..........................           --             --       (184,752)
 Repayment of Old Working Capital Facility in connection with the
Recapitalization...................................................           --             --        (80,000)
 Premiums and other fees in connection with the Recapitalization...           --             --        (98,499)
 Increase (decrease) in Old Working Capital Facilities borrowings
   prior to the Recapitalization...................................           --             --         40,000
                                                                      -----------    -----------    -----------
        Cash provided by (used for) financing activities...........     (162,948)       (92,474)         1,093
                                                                      -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents...................      (10,721)        17,079          2,362
Cash and cash equivalents at beginning of period...................       23,247          6,168          3,806
                                                                      -----------    -----------    -----------
Cash and cash equivalents at end of period.........................    $  12,526      $  23,247      $   6,168
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------


                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Supermarkets General Holdings Corporation ("Holdings" or "Company") and its wholly owned subsidiary SMG Acquisition Corporation ("SMG") were formed by Merrill Lynch Capital Partners, Inc., a wholly owned subsidiary of Merrill Lynch & Co., Inc., ("ML & Co."), to effect the acquisition (the "Acquisition") of Supermarkets General Corporation ("Old Supermarkets"). On June 15, 1987, Holdings completed the first step in the Acquisition when it acquired 32,800,000 shares (approximately 85%) of Old Supermarkets' common stock through a tender offer by SMG. The remaining outstanding common stock of Old Supermarkets was acquired by Holdings on October 5, 1987 when SMG was merged with and into Old Supermarkets pursuant to a Merger Agreement dated April 22, 1987, as amended.

    The Acquisition was accounted for as a purchase, and accordingly, Holdings recorded the assets and liabilities of Old Supermarkets at their fair values at the date of the Acquisition. The tax basis for the assets and liabilities acquired was retained.

    In October 1989, Old Supermarkets adopted a plan of liquidation pursuant to which it was liquidated into three wholly owned subsidiaries of Holdings. In November 1989, pursuant to such plan, Old Supermarkets transferred substantially all of the assets of its Purity Supreme division to two of the three above-mentioned wholly owned subsidiaries, Purity Supreme, Inc. and Li'l Peach Corp., and said subsidiaries assumed substantially all of the liabilities of Old Supermarkets related to such division. Old Supermarkets completed the liquidation just prior to the year ended February 3, 1990, by merging with the third of the above-mentioned wholly owned subsidiaries which retained the name Supermarkets General Corporation ("Supermarkets"). On December 17, 1991, Purity Supreme, Inc. and Li'l Peach Corp. (collectively, "Purity") were sold. The Company retained a 10% common equity in Purity and a new issue of Purity exchangeable preferred stock, and such securities were sold in Fiscal 1995 (see
Note 4).

    On November 15, 1990, SMG-II Holdings Corporation, a then newly incorporated Delaware corporation ("SMG-II"), commenced offers to purchase for cash up to $155.5 million principal amount of the Company's Junior Subordinated Discount Debentures (the "Discount Debenture Offer") and up to 1.7 million shares of the Company's Cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock Offer"). Concurrently with the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, SMG-II commenced an exchange offer (the "Exchange Offer", together with the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, the "Offers") pursuant to which the then existing common stockholders of the Company could exchange, on a one-for-one basis, shares of the Company's common stock for shares of SMG-II's common stock. The Offers were subsequently amended to provide for offers to purchase up to $110.0 million principal amount of the Company's Junior Subordinated Discount Debentures (the "Discount Debentures") and up to 3.4 million shares of the Company's Cumulative Exchangeable Redeemable Preferred Stock (the "Exchangeable Preferred Stock").

    In February 1991, SMG-II purchased approximately $74.1 million principal amount of the Discount Debentures at 33% of their principal amount and 2.7 million shares of Exchangeable Preferred Stock at $7.00 net per share, pursuant to the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, respectively. In addition, all outstanding shares of the Company's common stock were exchanged pursuant to the Exchange Offer. As a result of the Exchange Offer, SMG-II owns all of the Company's common stock and is effectively a holding company for the operations of the Company. SMG-II financed these purchases by selling 417,500 shares of its Cumulative Convertible Preferred Stock (the "SMG-II Preferred Stock") for an aggregate purchase price of $83.5 million to various

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION--(CONTINUED) institutional investors. The holders of SMG-II's voting and non-voting common stock and SMG-II Preferred Stock include certain limited partnerships controlled directly or indirectly by Merrill Lynch Capital Partners, Inc. and certain indirectly wholly owned subsidiaries of ML & Co. ML & Co. beneficially owns approximately 88.6% of the outstanding stock of SMG-II, and accordingly, controls SMG-II and, indirectly, the Company.

    Subsequent to the completion of the Offers in Fiscal 1991, SMG-II acquired through open market transactions approximately $21.3 million principal amount of Discount Debentures, $9.8 million principal amount of the Company's 14.5% Senior Subordinated Notes due 1997 (the "Senior Subordinated Notes") and 94,900 shares of Exchangeable Preferred Stock and made a capital contribution to the Company of such securities together with the amounts of the Discount Debentures and the Exchangeable Preferred Stock purchased pursuant to the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, respectively, as well as cash sufficient to pay associated taxes. The Company has retired the Senior Subordinated Notes, the Discount Debentures and the Exchangeable Preferred Stock contributed by SMG-II (see Note 20).

    During Fiscal 1993, the Board of Directors of Holdings authorized management of Holdings to proceed with a recapitalization plan (the "Recapitalization"), which included a refinancing of Holdings' debt. In conjunction with the recapitalization, the assets, liabilities and related operations of the home centers segment as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service the Pathmark supermarkets and drug stores and certain inventories and real property, were contributed to Plainbridge, Inc. ("Plainbridge"), a then newly formed indirect wholly owned subsidiary of Holdings and the shares of Plainbridge were then distributed to PTK Holdings, Inc. ("PTK"), a then newly formed wholly owned subsidiary of Holdings (the "Plainbridge Spin-Off"). Following the Plainbridge Spin-Off, PTK held 100% of the capital stock of both Plainbridge and Pathmark. On March 1, 1996, Pathmark reacquired all of the outstanding capital stock of Plainbridge by means of a capital contribution from PTK.

    On November 4, 1994, the Company completed the sale of its home centers segment for approximately $88.7 million in cash, plus the assumption of certain indebtedness. The Company used the net proceeds to pay down PTK debt, including accrued interest and debt premium (see Note 23).

    The accompanying consolidated financial statements of the Company indicate that, at February 3, 1996, current liabilities exceeded current assets by $168.8 million and stockholder's deficit was $1.22 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility (see Note 11) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will be in compliance throughout the upcoming fiscal year with its various debt covenants (see Note 11).

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of whom are wholly owned. All intercompany transactions have been eliminated in consolidation. The accompanying consolidated statements of operations for all periods presented include the operating results of the Company's home centers segment as discontinued operations through the date of disposal.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Use of Estimates:

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The accompanying consolidated balance sheets include reserves for self-insured claims relating to customer, employee and vehicle accidents and covered employee medical benefits. The liabilities for customer and employee accident claims are recorded at present value, utilizing a risk free discount rate, due to the long-term payout of these claims (see Note 10). While the Company believes that the amounts provided are adequate to cover its self-insured liabilities, it is reasonably possible that the final resolution of these claims may differ from the amounts provided.

  Fiscal Year:

    The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal 1995 consists of 53 weeks.

  Statements of Cash Flows:

    All investments and marketable securities with a maturity of three months or less are considered to be cash equivalents. The Company had $0.4 million of cash equivalent investments as of February 3, 1996 and $14.8 million of cash equivalent investments as of January 28, 1995.

  Merchandise Inventories:

    Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

  Rental Video Tapes:

    Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful life as part of cost of goods sold. The amortization of video tapes included in cost of goods sold approximate $2.8 million, $2.6 million and $2.6 million in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

  Software:

    Externally purchased software is capitalized and amortized as part of selling, general and administrative expenses over a three year period. Internally developed software, including software developed by Integrated Systems Solutions Corporation ("ISSC") (see Note 24), is expensed as incurred.

  Property and Equipment:

    Property and equipment are stated at cost. Depreciation and amortization expense on owned property and equipment is computed on the straight-line method over their estimated useful lives. Capital leases are recorded at the present value of minimum lease payments or fair market value of the

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) related property, whichever is less. Amortization of property under capital leases is computed on the straight-line method over the term of the lease or the leased property's estimated useful life, whichever is shorter.

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

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that
(i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles, to be disposed of generally be reported at the lower of carrying amounts or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of the SFAS No. 121 measurement standards is not expected to materially effect the financial position or results of operations of the Company.

  Deferred Financing Costs:

    Deferred financing costs are amortized on the interest method over the life of the related indebtedness.

  Book Overdrafts:

    Under the Company's cash management system, checks issued but not presented to banks result in overdraft balances for accounting purposes and are classified as book overdrafts.

  Earnings (Loss) Per Common Share:

    Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

  Store Preopening and Closing Costs:

    Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value, utilizing a risk free discount rate, when management makes such decision to close a store.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Income Taxes:

    The Company's income taxes are computed based on a tax sharing agreement with its ultimate parent, SMG-II, in which the Company computes a hypothetical tax return as if the Company was not joined in a consolidated or combined return with SMG-II. The Company must pay SMG-II the positive amount of any such hypothetical tax. If the hypothetical tax return shows entitlement to a refund, including any refund attributable to a carryback, then SMG-II will pay to the Company the amount of such refund.

  Reclassifications:

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1995 presentation.

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

    The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. During Fiscal 1995, Pathmark closed five freestanding drug stores and the sixth is projected to be closed in Fiscal 1996.

NOTE 4--DISPOSAL OF PURITY

    During Fiscal 1995, in connection with the sale of Purity to the Stop & Shop Companies, Inc., the Company sold its remaining investment in Purity for $16.4 million, the proceeds of which were used to repay a portion of its PTK DIBs. As a result of the sale, a capital tax loss of approximately $69.5 million was generated (see Note 18). In addition, the Company sold real estate for $3.4 million, representing a former warehouse facility of Purity. These transactions resulted in a pretax gain of $19.8 million.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 5--ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following (dollars in thousands):

                                                                        FEBRUARY 3,     JANUARY 28,
                                                                           1996            1995
                                                                        -----------     -----------
Prescription plans..................................................      $ 9,250         $11,623
Other...............................................................        2,527           2,669
                                                                        -----------     -----------
Accounts receivable.................................................       11,777          14,292
Less: allowance for doubtful accounts(a)............................          937             912
                                                                        -----------     -----------
Accounts receivable, net............................................      $10,840         $13,380
                                                                        -----------     -----------
                                                                        -----------     -----------

- ------------

(a) The allowance for doubtful accounts reflects a provision of $1.3 million and $2.2 million, as well as a write off of $1.3 million and $3.1 million in Fiscal 1995 and Fiscal 1994, respectively.

NOTE 6--MERCHANDISE INVENTORIES

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                      FEBRUARY 3,      JANUARY 28,
                                                                          1996            1995
                                                                      ------------     -----------
Merchandise inventories at FIFO cost..............................      $268,544        $ 298,812
Less: LIFO reserve................................................        42,764           43,181
                                                                      ------------     -----------
Merchandise inventories at LIFO cost..............................      $225,780        $ 255,631
                                                                      ------------     -----------
                                                                      ------------     -----------

    Liquidation of LIFO layers in the periods reported did not have a significant effect on the results of continuing operations. The decrease in the LIFO reserve was primarily due to the disposition of the freestanding drug store segment (see Note 3).

NOTE 7--OTHER CURRENT ASSETS

    Other current assets decreased to $5.9 million at February 3, 1996 from $16.9 million at January 28, 1995 principally due to a decrease in assets held for sale and the collection of a receivable related to the sale of the home centers segment.

NOTE 8--PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following (dollars in thousands):

                                                                         FEBRUARY 3,    JANUARY 28,
                                                                            1996           1995
                                                                         -----------    -----------
Land..................................................................    $  62,847      $  62,695
Buildings and building improvements...................................      200,039        187,414
Fixtures and equipment................................................      203,020        200,015
Leasehold costs and improvements......................................      279,473        268,165
Transportation equipment..............................................       18,448         19,828
                                                                         -----------    -----------
Property and equipment, owned.........................................      763,827        738,117
Property and equipment under capital leases...........................      188,596        173,175
                                                                         -----------    -----------
Property and equipment, at cost.......................................      952,423        911,292
Less: accumulated depreciation and amortization.......................      348,591        326,120
                                                                         -----------    -----------
Property and equipment, net...........................................    $ 603,832      $ 585,172
                                                                         -----------    -----------
                                                                         -----------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--DEFERRED FINANCING COSTS, NET

    Deferred financing costs, primarily related to the Recapitalization, are comprised of the following (dollars in thousands):

                                    FEBRUARY 3,     JANUARY 28,
                                        1996           1995
                                    ------------    -----------
Deferred financing costs.........     $ 50,377        $50,063
Less: accumulated amortization...       16,692          9,617
                                    ------------    -----------
Deferred financing costs, net....     $ 33,685        $40,446
                                    ------------    -----------
                                    ------------    -----------


NOTE 10--OTHER NONCURRENT LIABILITIES

    Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                      FEBRUARY 3,     JANUARY 28,
                                                          1996           1995
                                                      ------------    -----------
Self-insured liabilities...........................     $ 65,183       $  70,736
Pension and deferred compensation..................       17,003          15,001
Other postretirement and postemployment benefits...       41,025          40,600
Accrued dividends..................................       55,949          38,734
Reserve for closed stores..........................       23,871           6,021
Other..............................................       70,499          71,189
                                                      ------------    -----------
Other noncurrent liabilities.......................     $273,530       $ 242,281
                                                      ------------    -----------
                                                      ------------    -----------

    Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value, utilizing a 4% discount rate based on the projected payout of these claims.

NOTE 11--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                      FEBRUARY 3,     JANUARY 29,
                                                                          1996           1995
                                                                      ------------    -----------
Pathmark Term Loan ("Term Loan")...................................    $   287,955    $   348,250
Working Capital Facilities ("Working Capital Facilities")..........         46,000         63,000
10.25% PTK Exchangeable Guaranteed Debentures due 2003
  ("PTK DIBs").....................................................         27,679         79,257
9.625% Pathmark Senior Subordinated Notes due 2003
  ("Pathmark Senior Subordinated Notes")...........................        437,426        437,072
10.75% Pathmark Deferred Coupon Notes due 2003
  ("Pathmark Deferred Coupon Notes")...............................        151,881        136,853
12.625% Pathmark Subordinated Debentures due 2002
  ("Pathmark Subordinated Debentures").............................         95,750         95,750
11.625% Pathmark Subordinated Notes due 2002
  ("Pathmark Subordinated Notes")..................................        199,017        199,017
11.625% Holdings Subordinated Notes due 2002
  ("Holdings Subordinated Notes")..................................            983            983
Industrial revenue bonds...........................................          6,375          6,375
Other debt (primarily mortgages)...................................         41,011         45,324
                                                                      ------------    -----------
Total debt.........................................................      1,294,077      1,411,881
Less: current maturities...........................................         51,753         59,310
                                                                      ------------    -----------
Long-term portion..................................................    $ 1,242,324    $ 1,352,571
                                                                      ------------    -----------
                                                                      ------------    -----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT--(CONTINUED)
  Scheduled Maturities of Debt:

    Long-term debt principal payments are as follows (dollars in thousands):

                                                         PRINCIPAL
FISCAL YEARS                                              PAYMENTS
- -------------                                           ----------
  1996................................................   $   51,753
  1997................................................       53,645
  1998................................................      147,240
  1999................................................      128,058
  2000................................................       50,210
  Thereafter..........................................      863,171
                                                         ----------
                                                         $1,294,077
                                                         ----------
                                                         ----------

  Bank Credit Agreements:


    Under the bank credit agreements ("Bank Credit Agreement"), the Pathmark and the Plainbridge Working Capital Facilities and the Pathmark Term Loan bear interest at floating rates. At February 3, 1996, the interest rates for the Pathmark Term Loan and Pathmark Working Capital Facility were 8.4% and 9.0%, respectively, and the interest rate on the Plainbridge Working Capital Facility was 10.3%. At January 28, 1995, the interest rates for the Pathmark Term Loan and Pathmark Working Capital Facility were 8.9% and 9.5%, respectively. At January 28, 1995, Plainbridge had no borrowings under its Working Capital Facility. Pathmark is required to repay a portion of its borrowings under the Pathmark Term Loan each year, so as to retire such indebtedness in its entirety by October 31, 1999. In conjunction with the Pathmark reacquisition of the Plainbridge capital stock by the Company, the outstanding obligations of Plainbridge under its credit agreement were satisfied by Pathmark and the credit agreement, which allowed for $40.0 million of availability, was terminated. The Company, through its Pathmark subsidiary, simultaneously entered into an amendment to its Bank Credit Agreement with its existing lenders increasing the Company's Working Capital Facility ("Working Capital Facility") from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit) to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. The Working Capital Facility is subject to an annual cleandown provision. Under the terms of the cleandown provision, in each fiscal year loans cannot exceed $60.0 million (formerly $50.0 million) under the Working Capital Facility for a period of 30 consecutive days. The Company satisfied the terms of the cleandown provision through Fiscal 1996. The Company believes it has sufficient unused borrowing capacity under the Working Capital Facility, which can be utilized for unforeseen or for seasonal cash requirements. At February 3, 1996, the Company had approximately $74.1 million in outstanding letters of credit and approximately $94.9 million in unused borrowing capacity under its Working Capital Facilities.


    At February 3, 1996, the Company was in compliance with all of its debt covenants, as amended. Based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance with its debt covenants, which includes certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio, throughout the upcoming fiscal year. The Pathmark Term Loan, the Pathmark and Plainbridge Working Capital Facilities and the indentures for certain debt also contain covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on the issuance of preferred stock by

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT--(CONTINUED)
subsidiaries; (vi) limitation on issuances of guarantees of indebtedness by subsidiaries; (vii) limitation on transfer of assets to subsidiaries; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) restriction on mergers and transfers of assets.

  PTK DIBs:


    The PTK DIBs were originally formulated to accrete to a maturity value of $218.3 million in Fiscal 2003. The Company used the net cash proceeds of $56.5 million in Fiscal 1995 and $66.6 million in Fiscal 1994 to paydown PTK DIBs, including accrued interest and debt premium. The PTK DIBs begin paying cash interest on a semiannual basis on June 30, 1999 and have no sinking fund requirements. At February 3, 1996 the maturity value of the outstanding debentures is $38.2 million.


  Pathmark Senior Subordinated Notes:

    The Pathmark Senior Subordinated Notes accrete to a maturity value of $440.0 million in Fiscal 2003. These notes pay cash interest on a semiannual basis and have no sinking fund requirements.

  Pathmark Deferred Coupon Notes:

    The Pathmark Deferred Coupon Notes accrete to a maturity value of $225.3 million in Fiscal 2003. These notes begin paying cash interest on a semiannual basis on May 1, 2000 and have no sinking fund requirements.

  Pathmark Subordinated Debentures:

    The Pathmark Subordinated Debentures mature in Fiscal 2002. These debentures pay cash interest on a semiannual basis and have no sinking fund requirements.

  Pathmark Subordinated Notes:


    The Pathmark Subordinated Notes mature in Fiscal 2002 and pay cash interest on a semiannual basis. These notes contain a sinking fund provision that requires Pathmark to deposit $49.8 million (25% of the original aggregate principal amount) with the trustee of the Pathmark Subordinated Notes on June 15 in each of Fiscal 2000 and Fiscal 2001 for the redemption of the Pathmark Subordinated Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date and providing for the redemption of 50% of the original aggregate principal amount of such notes prior to maturity.


  Holdings Subordinated Notes:

    As a result of the Recapitalization, $199.0 million principal amount of the Holdings Subordinated Notes have been exchanged for $199.0 million principal amount of Pathmark Subordinated Notes. Approximately $1.0 million principal amount of the Holdings Subordinated Notes remain outstanding. Interest on the Holdings Subordinated Notes is payable semi-annually.

  Industrial Revenue Bonds:

    Interest rates for the industrial revenue bonds range from 10.5%-10.9%. The industrial revenue bonds are payable in Fiscal 2003.

  Other Debt:

    Other debt includes mortgage notes which are secured by property and equipment having a net book value of $65.4 million at February 3, 1996 and $64.5 million at January 28, 1995. These borrowings, whose interest rates averaged 10.5%, are payable in installments ending in Fiscal 2000.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                  FEBRUARY 3, 1996            JANUARY 28, 1995
                                              ------------------------    ------------------------
                                               CARRYING        FAIR        CARRYING        FAIR
                                                AMOUNT        VALUE         AMOUNT        VALUE
                                              ----------    ----------    ----------    ----------
Debt:
Pathmark Term Loan.........................   $  287,955    $  287,955    $  348,250    $  348,250
Working Capital Facilities.................       46,000        46,000        63,000        63,000
PTK DIBs...................................       27,679        27,679        79,257        79,257
Pathmark Senior Subordinated Notes.........      437,426       419,929       437,072       393,103
Pathmark Deferred Coupon Notes.............      151,881       135,578       136,853       123,077
Pathmark Subordinated Debentures...........       95,750       100,959        95,750        97,119
Pathmark Subordinated Notes................      199,017       206,220       199,017       195,335
Holdings Subordinated Notes................          983         1,017           983           963
Industrial revenue bonds...................        6,375         6,375         6,375         6,375
Other debt (primarily mortgages)...........       41,011        41,011        45,324        45,324
                                              ----------    ----------    ----------    ----------
      Total debt...........................   $1,294,077    $1,272,723    $1,411,881    $1,351,803
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------
Redeemable Preferred Stock:
Cumulative Exchangeable Redeemable
Preferred Stock............................   $  103,633    $  113,708    $  101,959    $  122,267
                                              ----------    ----------    ----------    ----------
                                              ----------    ----------    ----------    ----------

    The fair value of the Pathmark Term Loan and Working Capital Facilities at February 3, 1996 and January 28, 1995 approximated their carrying value due to their floating interest rates. The fair value of the notes, debentures and Exchangeable Preferred Stock are based on the quoted market prices at February 3, 1996 and January 28, 1995, since such instruments are publicly traded. The Company has evaluated its PTK DIBs, other debt (primarily mortgages) and industrial revenue bonds, and believes based on interest rates, related terms and maturities that the fair value of such instruments approximates their respective carrying amounts. As of February 3, 1996 and January 28, 1995, the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximates fair values due to the short-term maturities of these instruments.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                                         FISCAL YEARS
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
Pathmark Term Loan..........................................   $ 29,067    $ 27,281    $  6,471
Pathmark Working Capital Facilities.........................      5,601       4,996       1,096
Pathmark Senior Subordinated Notes
  Amortization of original issue discount...................        354         354          93
  Currently payable.........................................     42,350      42,350      11,176
Pathmark Deferred Coupon Notes, accruable but not payable...     15,028      13,541       3,312
Pathmark Subordinated Debentures............................     12,088      12,088       3,156
Pathmark Subordinated Notes.................................     23,136      23,136       6,068
Amortization of PTK DIBs original issue discount............      6,292      12,501       3,549
Amortization of debt issuance costs.........................      7,140       7,028       4,870
Obligations under capital leases............................     16,647      15,694      14,957
Mortgages payable...........................................      4,210       4,398       4,579
Holdings Subordinated Notes.................................        114         149      17,253
Other, net..................................................      8,942       7,332       7,164
Old bank credit agreement...................................         --          --       4,337
Holdings Senior Subordinated Notes..........................         --          --      41,573
Holdings Subordinated Debentures............................         --          --      38,711
Holdings Discount Debentures................................         --          --      20,794
Amortization of Holdings original issue discount............         --          --         951
                                                               --------    --------    --------
Interest expense............................................   $170,969    $170,848    $190,110
                                                               --------    --------    --------
                                                               --------    --------    --------

    The Company made cash interest payments of $135.2 million in Fiscal 1995, $129.6 million in Fiscal 1994 and $196.5 million in Fiscal 1993.

NOTE 14--LEASES

    At February 3, 1996, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                                          CAPITAL      OPERATING
FISCAL YEARS                                                               LEASES        LEASES
- ------------                                                               --------    ---------
1996...................................................................... $ 36,667    $  23,409
1997......................................................................   33,999       23,587
1998......................................................................   31,677       21,940
1999......................................................................   24,880       21,221
2000......................................................................   23,957       20,880
Later years...............................................................  161,904      238,696
                                                                            --------    ---------
Total minimum lease payments(a).........................................    313,084    $ 349,733
                                                                                       ---------
                                                                                       ---------
Less: executory costs (such as taxes, maintenance and insurance).......     (2,430)
                                                                          --------
Net minimum lease payments.............................................    310,654
Less: amounts representing interest....................................   (149,804)
                                                                          --------
Present value of net minimum lease payments (including current
installments of $20,684)...............................................   $160,850
                                                                          --------
                                                                          --------

- ------------

(a) Net of sublease income of $10,961 and $171,524 for capital and operating leases, respectively.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--LEASES--(CONTINUED)

    During Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company incurred capital lease obligations of $41.1 million, $21.3 million and $25.7 million, respectively, in connection with property and equipment lease agreements. The capital lease amounts are non-cash and, accordingly, have been excluded from the consolidated statements of cash flows.

    Rent expense included in continuing operations under all operating leases having noncancellable terms of more than one year is summarized as follows (dollars in thousands):

                                                                          FISCAL YEARS
                                                                --------------------------------
                                                                  1995        1994        1993
                                                                --------    --------    --------
Minimum rentals..............................................   $ 47,589    $ 49,694    $ 45,586
Contingent rentals(b)........................................         --         318         193
Less: rentals from subleases.................................    (15,802)    (13,092)     (5,725)
                                                                --------    --------    --------
Rent expense.................................................   $ 31,787    $ 36,920    $ 40,054
                                                                --------    --------    --------
                                                                --------    --------    --------

- ------------

(b) Primarily based on sales.

NOTE 15--RELATED PARTY TRANSACTIONS

    As discussed in Note 21, certain Management Investors issued Recourse Notes to the Company related to the purchase of the Company's Class A common stock. These Management Investors have pledged shares of SMG-II Class A common stock to secure the repayment of the Recourse Notes. Recourse Notes in the amount of $1.7 million were outstanding at February 3, 1996 and January 28, 1995.

    During Fiscal 1995, the Company paid ML & Co. fees of approximately $0.6 million related to the sale of the freestanding drug stores. During Fiscal 1994, the Company paid ML & Co. fees of approximately $1.0 million related to the disposal of the home centers segment. During Fiscal 1993, the Company paid ML & Co. fees of approximately $12.8 million in conjunction with the Recapitalization.

NOTE 16--RETIREMENT AND BENEFIT PLANS

    The Company has several noncontributory defined benefit pension plans, the most significant of which is the SGC Pension Plan, which covers substantially all nonunion and certain union associates. Pension benefits to retired and to terminated vested associates are primarily based upon their length of service and upon a percentage of qualifying compensation. The Company's funding policy, which is consistent with federal funding requirements, is intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Due to the overfunding status of the SGC Pension Plan, no contributions were required during the last three fiscal years.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--RETIREMENT AND BENEFIT PLANS--(CONTINUED)
    The following table sets forth the funded status of the pension plans and the amounts recognized in the Company's financial statements (dollars in thousands):

                                                     FEBRUARY 3, 1996              JANUARY 28, 1995
                                                --------------------------    --------------------------
                                                  ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                  EXCEED        BENEFITS        EXCEED        BENEFITS
                                                ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                 BENEFITS        ASSETS        BENEFITS        ASSETS
                                                -----------    -----------    -----------    -----------
Actuarial present value of accumulated
  benefit obligation:
    Vested...................................    $ (94,802)     $ (17,929)     $ (80,405)     $ (16,131)
    Unvested.................................       (5,779)          (250)        (4,050)          (349)
                                                -----------    -----------    -----------    -----------
    Total....................................     (100,581)       (18,179)       (84,455)       (16,480)
Plan assets at fair value....................      164,684            265        130,552            251
                                                -----------    -----------    -----------    -----------
Plan assets higher (lower) than accumulated
benefit obligation...........................    $  64,103      $ (17,914)     $  46,097      $ (16,229)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Actuarial present value of projected
  benefit obligation.........................    $(119,152)     $ (20,894)     $ (97,064)     $ (17,991)
Plan assets at fair value....................      164,684            265        130,552            251
                                                -----------    -----------    -----------    -----------
Plan assets higher (lower) than projected
  benefit obligation.........................       45,532        (20,629)        33,488        (17,740)
Unrecognized net gain from past experience
  different from that assumed and effects of
changes in assumptions.......................      (33,250)           (90)       (22,345)          (883)
Unrecognized prior service cost..............        1,215          1,671            (83)         2,051
                                                -----------    -----------    -----------    -----------
Prepaid (accrued) pension cost...............    $  13,497      $ (19,048)     $  11,060      $ (16,572)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------

    Assets of the Company's pension plans are invested in marketable securities, comprised, primarily of equities of domestic corporations, U.S. Government instruments and money market investments.

    The following table provides the assumptions used in determining the actuarial present value of the projected benefit obligation:

                                                                        FEBRUARY 3,     JANUARY 28,
                                                                            1996           1995
                                                                        ------------    -----------
Weighted average discount rate.......................................       7.25%           8.5%
Rate of increase in future compensation levels.......................       4.25            5.5
Expected long-term rate of return on plan assets.....................       9.5             9.5

    The change in the weighted average discount rate, which is used in determining the actuarial present value of the projected benefit obligation, will not have a material impact on the Company's net pension cost for Fiscal 1996.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--RETIREMENT AND BENEFIT PLANS--(CONTINUED)
    The net periodic pension cost (income) included in continuing operations is comprised of the following components (dollars in thousands):

                                                                         FISCAL YEARS
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
Service cost of benefits earned during the year.............   $  3,416    $  4,425    $  3,915
Interest cost on projected benefit obligation...............      9,551       9,103       8,530
Actual gain on plans' assets................................    (40,622)        (61)    (10,352)
Net amortization and deferral...............................     27,811     (10,884)         55
                                                               --------    --------    --------
Net periodic pension cost...................................   $    156    $  2,583    $  2,148
                                                               --------    --------    --------
                                                               --------    --------    --------

    The Company also contributes to many multi-employer plans which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $18.9 million in Fiscal 1995, $18.0 million in Fiscal 1994 and $17.9 million in Fiscal 1993.

    The Company sponsors a savings plan for eligible nonunion associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.7 million in Fiscal 1995, $3.5 million in Fiscal 1994 and $4.0 million in Fiscal 1993.

NOTE 17--OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    The Company provides its associates other postretirement benefits, principally health care and life insurance benefits. The accumulated postretirement benefit obligation was determined utilizing an assumed discount rate of 7.25% at February 3, 1996 and 8.5% at January 28, 1995 and by applying the provisions of the Company's medical plans, the established maximums and sharing of costs, the relevant actuarial assumptions and the health-care cost trend rates which are projected at 10.0% and which grade down to 5.75% in Fiscal 1999. The effect of a 1% change in the assumed cost trend rate would change the accumulated postretirement benefit obligation by approximately $2.5 million as of February 3, 1996 and would change the net periodic postretirement benefit cost by $0.2 million for Fiscal 1995.

    The net postretirement benefit costs related to continuing operations consisted of the following components (dollars in thousands):

                                                                            FISCAL YEARS
                                                                     --------------------------
                                                                      1995      1994      1993
                                                                     ------    ------    ------
Service cost of benefits earned during the year...................   $  614    $  700    $1,004
Interest cost on accumulated postretirement benefit obligation....    1,808     1,870     2,257
                                                                     ------    ------    ------
Net postretirement benefit cost...................................   $2,422    $2,570    $3,261
                                                                     ------    ------    ------
                                                                     ------    ------    ------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS--(CONTINUED)
    The following table provides information on the status of the postretirement plans (dollars in thousands):

                                                                         FEBRUARY 3,    JANUARY 28,
                                                                            1996           1995
                                                                         -----------    -----------
Accumulated postretirement benefit obligation:
  Retirees............................................................     $14,276        $13,610
  Other active plan participants......................................      13,874         12,590
                                                                         -----------    -----------
  Total...............................................................      28,150         26,200
Unrecognized net gain from past experience different from that assumed
and effects of changes in assumptions.................................       4,675          6,143
                                                                         -----------    -----------
Accrued postretirement cost...........................................     $32,825        $32,343
                                                                         -----------    -----------
                                                                         -----------    -----------

    The Company also provides its associates postemployment benefits, primarily long-term disability and salary continuation. The obligation for these benefits was determined by application of the provisions of the Company's long-term disability plan and includes the age of active claimants at disability and at valuation, the length of time on disability and the probability of the claimant remaining on disability to maximum duration. These liabilities are recorded at their present value utilizing a discount rate of 4%.

    The accumulated postemployment benefit obligation as of February 3, 1996 and January 28, 1995 was $8.3 million. The net postemployment benefit cost for continuing operations consisted of the following components (dollars in thousands):

                                                                            FISCAL YEARS
                                                                     --------------------------
                                                                      1995      1994      1993
                                                                     ------    ------    ------
Service cost of benefits earned during the year...................   $  997    $1,644    $1,292
Interest cost on accumulated postemployment obligation............      296       304       295
                                                                     ------    ------    ------
Net postemployment benefit cost...................................   $1,293    $1,948    $1,587
                                                                     ------    ------    ------
                                                                     ------    ------    ------

NOTE 18--INCOME TAXES

    The income tax benefit (provision) from continuing operations is comprised of the following (dollars in thousands):

                                                                          FISCAL YEARS
                                                                 -------------------------------
                                                                   1995        1994       1993
                                                                 --------    --------    -------
Current
  Federal.....................................................   $  4,018    $ (3,079)   $(1,098)
  State.......................................................     (4,981)     (4,882)    (7,045)
Deferred
  Federal.....................................................     (1,233)     (2,534)    14,539
  State.......................................................      1,238      (1,613)     5,406
Change in valuation allowance.................................     30,721       7,962      8,950
                                                                 --------    --------    -------
Income tax benefit (provision)................................   $ 29,763    $ (4,146)   $20,752
                                                                 --------    --------    -------
                                                                 --------    --------    -------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--INCOME TAXES--(CONTINUED)
    The effective tax rate applicable to continuing operations for the income tax benefit (provision) differs from the federal statutory tax rate as follows:


                                                                          FISCAL YEARS
                                                                   ---------------------------
                                                                   1995       1994       1993
                                                                   -----      -----      -----
Federal statutory tax rate......................................   (35.0)%    (35.0)%     35.0%
State income taxes..............................................    (5.0)     (40.3)      (4.5)
Tax credits.....................................................     1.2        6.3        2.0
Change in valuation allowance...................................    62.8       49.4       21.8
Utilization of capital loss.....................................    32.8         --         --
Other...........................................................     4.0       (6.1)       2.9
Effect of loss carryback at 34% rate............................      --         --       (1.0)
                                                                   -----      -----      -----
Effective tax rate..............................................    60.8%     (25.7)%     56.2%
                                                                   -----      -----      -----
                                                                   -----      -----      -----


    Deferred income tax assets and liabilities consist of the following (dollars in thousands):

                                                       FEBRUARY 3, 1996            JANUARY 28, 1995
                                                   ------------------------    ------------------------
                                                    ASSETS      LIABILITIES     ASSETS      LIABILITIES
                                                   ---------    -----------    ---------    -----------
Depreciation and amortization...................   $      --     $   71,794    $      --     $   80,301
Merchandise inventory and gross profit..........          --         19,571           --         19,059
Prepaid expenses................................          --          5,988           --          6,914
Self-insured liabilities........................      43,399             --       46,020             --
Benefit plans...................................       9,128             --        9,034             --
Lease capitalization............................      16,990             --       17,284             --
Closed store reserves...........................      12,386             --       10,520             --
Alternative minimum taxes.......................       8,212             --        5,969             --
General business credits........................       8,821             --       10,600             --
Net operating loss carryforwards................      11,193             --       12,179             --
Other postretirement and postemployment
benefits........................................      18,480             --       17,359             --
Capital loss carryforward.......................       9,293             --           --             --
Other...........................................       8,808          6,005       13,191          3,130
                                                   ---------    -----------    ---------    -----------
Subtotal........................................     146,710        103,358      142,156        109,404
Less: valuation allowance.......................       8,293             --       26,783             --
                                                   ---------    -----------    ---------    -----------
Total...........................................   $ 138,417     $  103,358    $ 115,373     $  109,404
                                                   ---------    -----------    ---------    -----------
                                                   ---------    -----------    ---------    -----------

    The balance sheet classification of the deferred income tax assets and liabilities is as follows (dollars in thousands):

                                                        FEBRUARY 3, 1996          JANUARY 28, 1995
                                                     ----------------------    ----------------------
                                                     CURRENT     NONCURRENT    CURRENT     NONCURRENT
                                                     --------    ----------    --------    ----------
Assets............................................   $ 34,513     $ 112,197    $ 32,944     $ 109,212
Liabilities.......................................    (26,259)      (77,099)    (27,603)      (81,801)
                                                     --------    ----------    --------    ----------
Subtotal..........................................      8,254        35,098       5,341        27,411
Less: valuation allowance.........................         --         8,293       5,341        21,442
                                                     --------    ----------    --------    ----------
Total.............................................   $  8,254     $  26,805    $     --     $   5,969
                                                     --------    ----------    --------    ----------
                                                     --------    ----------    --------    ----------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--INCOME TAXES--(CONTINUED)
    The Company has a net deferred income tax asset of approximately $43.4 and $32.8 million at February 3, 1996 and January 28, 1995, respectively. At January 28, 1995, although the Company generated pretax earnings in Fiscal 1994, the Company was unable to conclude that realization of such deferred income tax assets was more likely than not due to pretax losses experienced in prior years. Accordingly, the Company provided a valuation allowance of $26.8 million at January 28, 1995, to fully reserve its net deferred income tax assets, except for the alternative minimum tax credit carryforwards which do not expire. At July 29, 1995, the Company reversed the valuation allowance related to its net deferred income tax assets. Reversals of the existing valuation allowance for Fiscal 1995 have been included as a component of the income tax benefit. The reversals were recorded in conjunction with the Company's continuing evaluation of its deferred income tax assets. In the opinion of management, sufficient evidence exists, such as the positive trend in earnings which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets.

    As a result of the sale of the Company's investment in Purity (see Note 4), the Company generated a capital loss of approximately $69.5 million, due to a stock basis differential of its investment. During Fiscal 1995, the Company utilized $42.9 million of these capital losses, primarily from the sale of the freestanding drug stores, resulting in a capital loss carryforward at February 3, 1996 of $26.6 million (a $9.3 million tax benefit). The Company has reserved a valuation allowance of $8.3 million related to the deferred tax capital loss carryforward of $9.3 million after giving effect to certain tax planning strategies expected to be implemented in Fiscal 1996. Further reduction to the valuation allowance will occur when and if, the Company is able to generate capital gains.

    The Fiscal 1994 state income tax provision includes the recording of state taxes for certain issues related to prior years. The Fiscal 1993 state income tax provision resulted primarily from taxable income generated in New Jersey due to the nondeductibility of a significant portion of intercompany interest expense.

    In Fiscal 1995, Fiscal 1994, and Fiscal 1993, the Company made income tax payments of $3.9 million, $6.5 million and $31.1 million, respectively, and received income tax refunds of $10.3 million, $25.9 million and $10.1 million, respectively.

    The net operating loss carryforwards, including state net operating loss carryforwards, expire from Fiscal 1998 to Fiscal 2009.

NOTE 19--EXTRAORDINARY ITEMS

    The extraordinary items, representing the loss on early extinguishment of indebtedness, consist of the following (dollars in thousands):


                                                                          FISCAL YEARS
                                                                 -------------------------------
                                                                  1995       1994        1993
                                                                 -------    -------    ---------
Loss before income taxes......................................   $(3,686)   $(3,687)   $(115,509)
Income tax benefit............................................     1,506         --        9,354
                                                                 -------    -------    ---------
Extraordinary items, net of a tax benefit.....................   $(2,180)   $(3,687)   $(106,155)
                                                                 -------    -------    ---------
                                                                 -------    -------    ---------

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--EXTRAORDINARY ITEMS--(CONTINUED)

    During the fourth quarter of Fiscal 1995, in connection with the proceeds received from the sale of the Purity investment and the sale of 30 of its freestanding drug stores, the Company was required to paydown $30.0 million of PTK DIBS; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $1.3 million. During the second quarter of Fiscal 1995, in connection with the proceeds received related to the sale of 30 of its freestanding drug stores, the Company was required to paydown $21.8 million of PTK DIBs; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.7 million. During the first quarter of Fiscal 1995, in connection with the final proceeds received related to the disposition of the home centers segment, the Company was required to paydown $4.7 million of PTK DIBs; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.2 million.

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

NOTE 20--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

    The Company's Exchangeable Preferred Stock, which has a maturity date of December 31, 2007, consists of 9,000,000 authorized shares of which 4,890,671 shares are issued and outstanding at February 3, 1996. The fair market value of the Exchangeable Preferred Stock at date of original issuance of October 5, 1987 was $20 per share and the liquidation preference is $25 per share. Due to its mandatory redemption requirements, the Exchangeable Preferred Stock has been stated on the balance sheet as redeemable securities. The difference between fair market value at date of issue and liquidation preference is being accreted quarterly.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED) Commencing December 31, 2004, the Company is required to redeem in each year
20% of the highest amount at any time outstanding of the Exchangeable Preferred Stock. The redemption process is calculated to retire 60% of the issue prior to final maturity with the remaining amount of the issue to be redeemed at maturity.

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

    Exchangeable Preferred Stock activity for the three years ended February 3, 1996 was as follows (dollars in thousands):

                                          NUMBER OF
                                            SHARES       AMOUNT
                                          ----------    --------
Balance, January 30, 1993..............    4,890,671    $ 98,791
  Accretion............................           --       1,555
                                          ----------    --------
Balance, January 29, 1994..............    4,890,671     100,346
  Accretion............................           --       1,613
                                          ----------    --------
Balance, January 28, 1995..............    4,890,671     101,959
  Accretion............................           --       1,674
                                          ----------    --------
Balance, February 3, 1996..............    4,890,671    $103,633
                                          ----------    --------
                                          ----------    --------

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Prior to the Recapitalization, the Old Bank Credit Agreement and the terms of the indentures governing the Company's public debt restricted the payment of cash dividends on the Exchangeable Preferred Stock unless certain conditions were met, including tests relating to earnings and to cash flow ratios of the Company. Prior to the Recapitalization, the Company had not met the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. Subsequent to the Recapitalization, Holdings does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at February 3, 1996, the unpaid dividends of $55.9 million were accrued and included in other noncurrent liabilities.

    Pursuant to the Certificate of Stock Designation for the Exchangeable Preferred Stock (the "Certificate of Designation"), the Company was required to pay cash dividends to the Exchangeable Preferred Stockholders at an annual rate of $3.52 per share beginning on January 15, 1993. The Certificate of Designation provides that the Exchangeable Preferred Stock is non-voting except that if an amount equal to six quarterly dividends is in arrears in whole, or in part, the Exchangeable Preferred Stockholders voting as a class are entitled to elect an additional two members to the Board of Directors

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20--CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK--(CONTINUED) of the Company. The Company is currently in arrears on the payment of eleven quarterly dividends. Accordingly, the exchangeable Preferred Stockholders at a stockholders' meeting held on June 8, 1995, elected two members of the Company's Board of Directors.

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

NOTE 21--COMMON STOCK

    The Company's authorized common stock, par value $.01 per share, consists of 1,075,000 shares of Class A common stock and 1,000,000 shares of Class B common stock, of which 650,675 shares and 320,000 shares, respectively, were issued and outstanding at February 3, 1996 and at January 28, 1995.

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

    Certain Management Investors, who purchased shares of Class A common stock, borrowed a portion of the purchase price from the Company and were required to deliver a note to the Company ("Recourse Note") in the principal amount of the loan (see Note 15). Interest on the Recourse Note is to be paid annually and the principal is to be paid on the tenth anniversary of the date of issue. Each Management Investor who issued a Recourse Note was required to enter into a stock pledge agreement

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 21--COMMON STOCK--(CONTINUED)
("Stock Pledge Agreement") with the Company, pursuant to which the Management Investor pledged shares of Class A common stock to secure the repayment of the Recourse Note. In connection with the Exchange Offer, each Management Investor who issued a Recourse Note was required to execute an amendment to the Stock Pledge Agreement which provided for the substitution of the SMG-II common stock received in the Exchange Offer for the Company Class A common stock, in order, to secure the repayment of the Recourse Note. Recourse Notes in the amount of approximately $1.7 million were outstanding at February 3, 1996 and January 28, 1995. The Recourse Notes were included in other assets at February 3, 1996 and January 28, 1995.

NOTE 22--STOCK OPTION PLANS

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

NOTE 23--GAIN ON DISPOSAL OF HOME CENTERS SEGMENT AND DISCONTINUED OPERATIONS

    On November 4, 1994, the Company's Plainbridge subsidiary completed the sale of its home centers segment to Rickel Home Centers, Inc. ("Rickel") for approximately $88.7 million in cash, plus the assumption of certain indebtedness. During Fiscal 1994, the Company recognized a gain of $17.0 million on the sale of the home centers segment, net of an income tax provision of $2.3 million. Such gain included a pension plan curtailment gain of $6.2 million and a reduction in the deferred tax valuation allowance of $5.1 million, resulting from the utilization of tax loss carryforwards for which reserves had previously been provided. The Company used net cash proceeds of $66.6 million in Fiscal 1994 and $4.7 million in Fiscal 1995 to pay down the PTK DIBs, including accrued interest and debt premium.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 23--GAIN ON DISPOSAL OF HOME CENTERS SEGMENT AND DISCONTINUED OPERATIONS--(CONTINUED)
    Through the date of the sale, the Company reported the home centers segment as discontinued operations. Operating results of such discontinued operations were as follows (dollars in thousands):

                                                  FISCAL YEARS
                                              --------------------
                                              1994(A)       1993
                                              --------    --------
Sales......................................   $271,989    $343,643
                                              --------    --------
                                              --------    --------

Loss before income taxes(b)................   $ (2,383)   $ (1,169)
Income tax benefit.........................        284         522
                                              --------    --------
Loss from discontinued operations..........   $ (2,099)   $   (647)
                                              --------    --------
                                              --------    --------

- ------------

 (a)  Represents the results of operations related to the home centers segment from January
      30, 1994 through November 3, 1994.
 (b)  The Company charged the home centers segment interest expense, which related to a proportionate share of certain borrowings. These charges amounted to $11.0 million and
      $13.1 million in Fiscal 1994 and Fiscal 1993 respectively, and are included in the results of the discontinued operations.

NOTE 24--COMMITMENTS AND CONTINGENCIES

    In connection with the sale of its home centers segment the Company has, as lessor, entered into leases for certain real property with Rickel, as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $7.2 million. In addition, as part of the sale, the company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 3, 1996, the estimated present value of obligations under the Assumed Liabilities is approximately $33.0 million. In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy is in its early stages and it is too early to determine whether Rickel will reject any of the Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

    In August 1991, the Company entered into a long-term agreement with ISSC, a subsidiary of IBM, to provide a wide range of information systems services. Under the agreement, ISSC has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement in the accompanying consolidated statements of operations were $21.0 million, $16.0 million and $12.6 million during Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively. Further, in Fiscal 1993, the Company expensed an additional $8.1 million of technical information costs in connection with the Plainbridge Spin-Off which is included in recapitalization expenses (see Note 25).

    The Company is also a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, the results of operations or the business of the Company.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 25--RECAPITALIZATION EXPENSES

    In connection with the Plainbridge Spin-Off and the Recapitalization, the Company recorded a pretax charge of approximately $23.7 million in the third quarter of Fiscal 1993 to record estimated reorganization and restructuring costs, including an early retirement program offered to certain Company associates. During the fourth quarter of Fiscal 1993, the Company determined that the estimated costs related to the reorganization and restructuring were less than originally estimated and recorded a pretax credit of approximately $7.1 million. Of the total net pretax charge of $16.6 million for Fiscal 1993, $6.4 million related to the early retirement program and to the severance costs incurred to reduce the Company's workforce, $8.1 million related to the additional technical information systems costs incurred in order to accomplish the Plainbridge Spin-Off (see Note 24) and $2.1 million related to the warehouse and consulting costs associated therewith.

NOTE 26--PROVISION FOR STORE CLOSINGS

    In the second quarter of Fiscal 1993, the Company made a decision to close or to dispose of five stores which the Company believed would continue to be unprofitable. As a result, the Company recorded a pretax charge in the second quarter of Fiscal 1993 of approximately $6.0 million. The Company decided on December 31, 1994 that two of the five stores would continue to be operated and, therefore, the operating results for these two stores have been included in the consolidated statements of operations. The remaining three stores were closed during the fourth quarter of Fiscal 1994 and the related leases have been assigned or sublet.

NOTE 27--LABOR DISPUTE

    The Company's pretax earnings in the second quarter of Fiscal 1993 were adversely impacted by a labor dispute and by the related promotional programs implemented subsequent to such labor dispute. The related promotional programs were implemented in order to regain sales levels. The Company, with three other major supermarket companies (ShopRite, Foodtown and Grand Union), conducted separate but simultaneous negotiations with respect to an expired labor contract. The major issues of the contract concerned health care and related benefits. On May 7, 1993, the union began selective strikes against one of the Company's competitors. Over the course of the next three weeks, the labor dispute expanded until, on May 28, 1993, union members at over 250 supermarkets, including 53 Pathmark supermarkets, were either on strike or locked out. On May 29, 1993, the labor dispute was settled and, in June, the union membership ratified a four-year contract and the membership returned to work.

NOTE 28--CUMULATIVE EFFECT OF FISCAL 1993 ACCOUNTING CHANGES

    The Company made the following accounting changes in Fiscal 1993:

  Inventory:

    Effective January 31, 1993, the Company changed its method utilized to calculate LIFO inventories. Prior to Fiscal 1993, the Company utilized a retail approach to determine current cost and a general warehouse purchase index to measure inflation in the cost of its merchandise inventories in its stores. The Company's change arose from the development and utilization in Fiscal 1993 of internal cost indices based on the specific identification of merchandise in its stores to measure inflation in the prices, thereby eliminating the averaging and estimation inherent in the retail and general warehouse purchase

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 28--CUMULATIVE EFFECT OF FISCAL 1993 ACCOUNTING CHANGES--(CONTINUED) index methods. The Company believes the use of such specific costs and internal indices results in a more accurate measurement of the impact of inflation in the costs of its store merchandise. The effect of this change resulted in a charge to income of $10.7 million, net of an income tax benefit of $7.8 million, and has been presented as a cumulative effect of a change in accounting method in the accompanying Fiscal 1993 consolidated statement of operations.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 29--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Financial data for the interim periods of Fiscal 1995 and Fiscal 1994 is as follows (dollars in thousands):

                                                        13 WEEKS ENDED                14 WEEKS
                                             -------------------------------------      ENDED
                                             APRIL 29,     JULY 29,    OCTOBER 28,   FEBRUARY 3,     FISCAL
                                                1995         1995         1995          1996          1995
                                             ----------   ----------   -----------   -----------   ----------
53 WEEKS ENDED FEBRUARY 3, 1996
Sales......................................  $1,033,185   $1,020,788   $   992,039   $ 1,136,087   $4,182,099
Gross profit(a)............................     297,323      294,455       282,542       341,829    1,216,149
Selling, general and administrative
 expenses..................................     233,493      233,342       229,469       254,684      950,988
Depreciation and amortization..............      19,979       20,117        20,134        20,305       80,535
Operating Earnings.........................      43,851       40,996        32,939        66,840      184,626
Gain on disposition of freestanding drug
 stores....................................          --       15,535            --            --       15,535
Gain on disposal of Purity.................          --           --            --        19,752       19,752
Interest expense...........................     (43,170)     (43,750)      (41,879)      (42,170)    (170,969)
Earnings (loss) from operations before
 income taxes and extraordinary items......         681       12,781        (8,940)       44,422       48,944
Income tax benefit (provision).............        (101)      19,941         4,294         5,629       29,763
Earnings (loss) from operations before
 extraordinary items.......................         580       32,722        (4,646)       50,051       78,707
Extraordinary items, net of an income tax
 benefit...................................        (252)        (675)           --        (1,253)      (2,180)
Net earnings (loss)........................  $      328   $   32,047   $    (4,646)  $    48,798   $   76,527

                                                               13 WEEKS ENDED
                                             ---------------------------------------------------
                                             APRIL 30,     JULY 30,    OCTOBER 29,   JANUARY 28,     FISCAL
                                                1994         1994         1994          1995          1994
                                             ----------   ----------   -----------   -----------   ----------
52 WEEKS ENDED JANUARY 28, 1995
Sales......................................  $1,030,262   $1,036,061   $ 1,030,527   $ 1,092,349   $4,189,199
Gross profit(a)............................     287,736      292,057       287,868       319,391    1,187,052
Selling, general and administrative
 expenses..................................     235,391      228,683       228,672       242,740      935,486
Depreciation and amortization..............      18,303       18,499        18,714        20,116       75,632
Operating earnings.........................      34,042       44,875        40,482        56,535      175,934
Interest expense, net......................     (37,643)     (39,291)      (39,491)      (43,388)    (159,813)
Earnings (loss) from continuing operations
 before income taxes, gain on disposal of
 home centers segment and extraordinary
 item......................................      (3,601)       5,584           991        13,147       16,121
Income tax provision.......................         (42)      (1,450)         (920)       (1,734)      (4,146)
Earnings (loss) from continuing operations
 before gain on disposal of home centers
 segment and extraordinary item............      (3,643)       4,134            71        11,413       11,975
Earnings (loss) from discontinued
 operations................................      (4,705)       2,802          (480)          284       (2,099)
Earnings (loss) before gain on disposal of
 home centers segment and extraordinary
 item......................................      (8,348)       6,936          (409)       11,697        9,876
Gain on disposal of home centers segment,
 net.......................................          --           --            --        17,044       17,044
Extraordinary item, net of an income tax
 benefit...................................          --           --            --        (3,687)      (3,687)
Net earnings (loss)........................  $   (8,348)  $    6,936   $      (409)  $    25,054   $   23,233

- ------------

(a) The pretax LIFO provision for Fiscal 1995 was $0.8 million in the first quarter, $0.5 million in the second quarter and $0.8 million in the third quarter. The annual provision was $1.1 million, resulting in a $1.0 million credit in the fourth quarter.

(b) The pretax LIFO inventory provision for Fiscal 1994 was estimated to be a $0.825 million provision in each of the first three fiscal quarters. The annual credit was $0.7 million, and resulted in a $3.2 million credit in the fourth quarter.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
SUPERMARKETS GENERAL HOLDINGS CORPORATION
Woodbridge, New Jersey

    We have audited the accompanying consolidated balance sheets of Supermarkets General Holdings Corporation and its subsidiaries (the "Company") as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Supermarkets General Holdings Corporation and its subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.

    As discussed in Note 28 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, income taxes, LIFO inventories and the determination of the discount rate utilized to record certain noncurrent liabilities as of January 31, 1993.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
April 12, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY (AS OF APRIL 19, 1996)
(A) DIRECTORS OF THE COMPANY

    The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name and principal business of any corporation or other organization in which such occupation or employment is or was conducted, of the directors of the Company, all of whom are citizens of the United States unless otherwise indicated. Each individual named below is a director of both the Company and Pathmark, except for Messrs. Upchurch and Volla.

                                                                                 DIRECTOR OF THE
                                                                                     COMPANY
           NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                  SINCE(1)
- ------------------------------------------------------------------------------   ---------------

JOHN W. BOYLE, 67, Chairman and Chief Executive Officer of the Company. Vice           1996
  Chairman (retired), Eckerd Corporation, a drug store chain, between 1983 and
  1995. Mr. Boyle is also a Director of Eckerd Corporation.(2)

JAMES J. BURKE, JR., 44, Partner and a Director of Stonington Partners, Inc.           1988
  ("SPI"), a private investment firm, since 1993, and a Director of Merrill
  Lynch Capital Partners, Inc. ("MLCP") since 1987; Partner of MLCP from 1993 to 1994; President and Chief Executive Officer of MLCP from 1987 to 1993.
  Mr. Burke was also a Managing Director of Merrill Lynch & Co. ("ML & Co.")
  until 1994. Mr. Burke is also a Director of Ann Taylor Stores Corp.,
  Borg-Warner Security Corp., Education Management Corp., United Artists
  Theatre Circuit, Inc. and Wherehouse Entertainment, Inc.

ANTHONY J. CUTI, 50, Chairman and Chief Executive Officer of Duane Reade,              1993
  Inc., a drug store chain (since April 1996); President of the Company from
  August 1993 to April 1996, and Chief Financial Officer from October 1990 to
  September 1994; Executive Vice President from October 1990 to August 1993.

U. PETER C. GUMMESON, 37, Managing Director of Alliance Corporate Finance              1996
  Group, Incorporated, an investment firm affiliated with the Equitable Life
  Assurance Society of the United States (the "Equitable") and an investment officer of the Equitable. Mr. Gummeson is also a director of U.S.
  Foodservice, Inc., RI Holdings Corp., and Sports Holdings Corp.

SUNIL C. KHANNA, 39, Principal of SPI since 1993; Principal of MLCP from 1993          1987
  to 1994; Vice President of MLCP from 1989 to 1993; a Director of the
  Investment Banking Division of ML & Co. from 1993 to 1994, and a Vice
  President thereof prior thereto. Mr. Khanna is also a Director of Ithaca
  Holdings, Inc.

STEPHEN M. McLEAN, 38, Partner and a Director of SPI since 1993; Partner of            1987
  MLCP from 1993 to 1994; Senior Vice President of MLCP from 1987 to 1993;
  Director of MLCP since 1987; Managing Director of the Investment Banking
  Division of ML & Co. until 1994. Mr. McLean is also a Director of CMI
  Industries, Inc., Dictaphone Corporation and Ithaca Holdings, Inc.

ALEXIS P. MICHAS, 38, Partner and a Director of SPI since 1993, and a Director         1994
  of MLCP since 1989; Partner of MLCP from 1993 to 1994; Senior Vice President of MLCP from 1989 to 1993; Managing Director of Investment Banking Division
  of ML & Co. from 1991 to 1994; Director in the Investment Banking Division
  of ML & Co. from 1990 to 1991. Mr. Michas is also a Director of Blue Bird
  Corporation, Borg-Warner Automotive, Inc., Borg-Warner Security Corp.,
  Dictaphone Corporation and Eckerd Corporation.

                                                                                 DIRECTOR OF THE
                                                                                     COMPANY
           NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                  SINCE(1)
- ------------------------------------------------------------------------------   ---------------
JERRY G. RUBENSTEIN, 66, Managing Partner, Omni Management Associates;                 1988
  Consultant to MLCP since 1988.

JAMES B. UPCHURCH, 37, President and Chief Operating Officer of Libra                  1995
  Investments, Inc., an NASD licensed broker/dealer since June 1991;
  President, Upchurch & Company, Inc. from February 1991 to May 1991; Senior
  Vice President, Investments, Columbia Savings & Loan Association, prior thereto.

STEVEN L. VOLLA, 49, Chairman and Chief Executive Officer of Primary Health            1995
  Systems, L.P., a hospital management company, since June 1994; Chairman,
  President and Chief Executive Officer of American Health Care Management,
  Inc., prior thereto.

- ------------

(1) Includes service with Pathmark's predecessor.

(2) Mr. Boyle was retained on March 20, 1996 to act as the Company's interim Chairman and Chief Executive Officer until a successor is chosen. He replaces Jack Futterman who retired on March 20, 1996.

    Pursuant to the SMG-II Stockholders Agreement, the Merrill Lynch Investors (as defined under "Principal Stockholders") are entitled to designate seven directors, the Management Investors are entitled to designate three directors and The Equitable Investors are entitled to designate one director to Holdings' Board of Directors. By having the ability to designate a majority of Holdings' Board of Directors, the Merrill Lynch Investors will have the ability to control the Company. Currently, seven of the persons serving as directors were designated by the Merrill Lynch Investors (Messrs. Boyle, Burke, Cuti, Khanna, Michas, McLean and Rubenstein), none was designated by the Management Investors and one was designated by the Equitable Investors (Mr. Gummeson). No family relationship exists between any director and any other director or executive officer of the Company.

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

                                                                             OFFICER OF THE
                                                                                COMPANY
    NAME               AGE               POSITIONS AND OFFICE                   SINCE(1)
- --------------------   ---   ---------------------------------------------   --------------

JOHN W. BOYLE          67    Chairman and Chief Executive Officer (since          1996
                              March 1996).(2)

NEILL CROWLEY          53    Executive Vice President--Distribution since         1994
                              May 1995; Executive Vice President--
                              Marketing from May 1994 to May 1995;
                              Executive Vice President--Marketing and
                              Store Support, The Vons Companies, Inc. (a
                              supermarket chain) prior thereto.

                                                                             OFFICER OF THE
                                                                                COMPANY
    NAME               AGE               POSITIONS AND OFFICE                   SINCE(1)
- --------------------   ---   ---------------------------------------------   --------------
RON MARSHALL           42    Executive Vice President and Chief Financial         1994
                              Officer since October 1994. Senior Vice
                              President and Chief Financial Officer of
                              Dart Group Corporation (a diversified
                              retailer) from 1991 to September 1994. Vice
                              President and Chief Financial Officer of
                              Barnes and Noble Bookstores, Inc., prior
                              thereto.
ROBERT JOYCE           50    Executive Vice President--Operations (since          1989
                              January 1996; Senior Vice President--
                              Operations--from March 1995 to January 1996;
                              March 1995); Senior Vice President--
                              Administration prior thereto. Mr. Joyce
                              joined the Company in 1963.
RONALD RALLO           58    Executive Vice President--Merchandising              1993
                              (since May 1995; Senior Vice President--
                              Merchandising from July 1993 to May 1995);
                              Senior Vice President--Merchandising
                              Pathmark division (from September 1992 to
                              July 1993); Senior Vice
                              President--Perishable Merchandising,
                              Pathmark division prior thereto. Mr. Rallo
                              joined the Company in 1962.
JOSEPH W. ADELHARDT    49    Senior Vice President and Controller since           1987
                              January 1996; Vice President and Controller
                              prior thereto. Mr. Adelhardt joined the
                              Company in 1976.
HARVEY M. GUTMAN       50    Senior Vice President--Retail Development of         1990
                              the Company (since December 1991); Vice
                              President--Retail Development of the Company
                              (from October 1990 to December 1991); Vice
                              President--Grocery/Frozen Sales &
                              Merchandising, Pathmark division (from
                              January 1990 to September 1990); Vice
                              President--Non-Foods/Pharmacy Sales &
                              Merchandising, Pathmark division prior
                              thereto. Mr. Gutman joined the Company in
                              1976.
MAUREEN MCGURL         48    Vice President--Human Resources. Ms. McGurl          1984
                              joined the Company in 1973.
MARC A. STRASSLER      47    Vice President, Secretary and General Counsel        1987
                              (since December 1991); Secretary and General
                              Counsel prior thereto. Mr. Strassler joined
                              the Company in 1974.
MYRON D. WAXBERG       62    Vice President and General Counsel--Real             1991
                              Estate (since December 1991); General
                              Counsel--Real Estate prior thereto. Mr.
                              Waxberg joined the Company in 1976.

- ------------

(1) Includes service with Pathmark's predecessor.

(2) Member of the Company's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                                                   COMPENSATION
                                                                                   ------------
                                                      ANNUAL COMPENSATION             AWARDS
                                              -----------------------------------  ------------


                                                                                    SECURITIES
                                                                     OTHER ANNUAL   UNDERLYING    ALL OTHER
                                                                     COMPENSATION    OPTIONS/    COMPENSATION
   NAME AND PRINCIPAL POSITION          FY    SALARY ($)  BONUS ($)     ($)(1)       SARS (2)       ($)(3)
- ------------------------------------- ------  ----------  ---------  ------------  ------------  ------------
Jack Futterman(4)....................  1995     526,442     332,658          --            --        5,250
  Chairman and Chief Executive         1994     491,346      92,127          --            --        5,250
    Officer                            1993     462,539     138,762          --            --        8,254
Anthony J. Cuti(5)...................  1995     325,500     205,396          --            --        5,250
  President                            1994     306,750      57,516          --            --        5,250
                                       1993     280,250      76,260          --         3,000        8,254
Neill Crowley........................  1995     247,212     112,241          --            --        4,341
  Executive Vice President--Logistics  1994     168,712      21,089          --         1,000           --
Ron Marshall.........................  1995     280,289     168,173          --            --           --
  Executive Vice President and Chief   1994      89,904      53,942          --         2,000           --
    Financial Officer
Ronald Rallo.........................  1995     227,500     113,585       4,399            --        5,250
  Executive Vice President--           1994     200,385      21,141       4,265            --        5,250
    Merchandising                      1993     177,500      42,600       4,311           750        8,098

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

(3) Represents Pathmark's matching contribution to the SGC Savings Plan (the "Savings Plan").

(4) Mr. Futterman, 62, retired on March 20, 1996.

(5) Mr. Cuti resigned as President on April 10, 1996.

    None of the executive officers named in the above Compensation table were granted stock options in the fiscal year ended February 3, 1996.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES(1)

                                                                                  NUMBER OF
                                                                                  SECURITIES
                                                                                  UNDERLYING
                                                                                 UNEXERCISED
                                                                                 OPTIONS/SARS
                                                                                 AT FY-END(#)

                                                                                 EXERCISABLE/
    NAME                                                                         UNEXERCISABLE
- -----------                                                                      ------------
Jack Futterman..............................................................      13,000/0
Anthony J. Cuti.............................................................       5,800/0
Neill Crowley...............................................................         666/334
Ron Marshall................................................................       1,350/650
Ronald Rallo................................................................       2,850/0

- ------------

(1) Options shown were granted pursuant to the Plan and relate to shares of Class A Common Stock of SMG-II. No options were exercised in Fiscal 1995 by any of the above named executives.

                             PENSION PLAN TABLE(1)

                                                         YEARS OF SERVICE
                                -------------------------------------------------------------------
FINAL AVERAGE PAY                 10          15          20          25          30          35
- -----------------------------   -------    --------    --------    --------    --------    --------
$150,000.....................   $20,000    $ 30,000    $ 40,000    $ 50,000    $ 60,000    $ 60,000
 200,000.....................    26,667      40,000      53,333      66,667      80,000      80,000
 225,000.....................    30,000      45,000      60,000      75,000      90,000      90,000
 250,000.....................    33,333      50,000      66,667      83,333     100,000     100,000
 300,000.....................    40,000      60,000      80,000     100,000     120,000     120,000
 350,000.....................    46,667      70,000      93,333     116,667     140,000     140,000
 400,000.....................    53,333      80,000     106,667     133,333     160,000     160,000
 450,000.....................    60,000      90,000     120,000     150,000     180,000     180,000
 500,000.....................    66,667     100,000     133,333     166,667     200,000     200,000
 550,000.....................    73,333     110,000     146,667     183,333     220,000     220,000
 600,000.....................    80,000     120,000     160,000     200,000     240,000     240,000
 650,000.....................    86,667     130,000     173,333     216,667     260,000     260,000
 700,000.....................    93,333     140,000     186,667     233,333     280,000     280,000
 750,000.....................   100,000     150,000     200,000     250,000     300,000     300,000

- ------------


(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1996 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equalled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1996. As of December 31, 1995, the following individuals had the number of years of credited service indicated after their names: Mr. Futterman, 22.6; Mr. Cuti, 4.0; Mr. Crowley, 0.5; Mr. Rallo, 30 and Mr. Marshall, 0.0. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", each of the named executives is party to a Supplemental Retirement Agreement with Pathmark.


COMPENSATION PLANS AND ARRANGEMENTS

    Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with certain key executives, including the executive officers named in the Summary Compensation Table, which provide that the executive will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, (a) in the case of Mr. Futterman, equal to $525,000, (b) in the case of Mr. Cuti equal to 30% of his final average Compensation (as hereinafter defined) based on ten years of service with the Company and increasing 1% per year for each year of service thereafter to a maximum of 40% of his final average Compensation based on 20 years of service, (c) in the case of Mr. Rallo equal to (i) 30% of his final average Compensation based on ten years of service with the Company and increasing 1% per year for each year of service thereafter, to a maximum of 40% of his final average Compensation based on 20 years of service, or (ii) $150,000, whichever is less, and (d) in the case of Messrs. Crowley and Marshall, equal to 12.5% of his final average Compensation based on five years of service with the Company and increasing 2.5% per year for each year of service thereafter to a maximum of 35% of his final average Compensation based on 14 years of service. "Compensation" includes base salary and payments under the Executive Incentive Plan, but excludes Company matching contributions under the Savings Plan and cash awards under Old Supermarkets' former Long-Term Incentive Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company. Pursuant to the Termination Agreement (as hereinafter defined), Mr. Cuti shall be credited with 20 years of Vesting Service for purposes of his Supplemental Retirement Agreement.

    Employment Agreements: As of May 23, 1994, the Company entered into an employment agreement with Mr. Crowley. As of September 9, 1994, the Company entered into an employment agreement with Mr. Marshall. As of June 1, 1995, the Company entered into an employment agreement with Mr. Rallo. The three above mentioned employment agreements are hereinafter referred to collectively as the "Employment Agreements". Each of the Employment Agreements is for an initial term of 26 months, 28 months and two years for Messrs. Crowley, Marshall and Rallo, respectively. The term of each Employment Agreement is automatically extended for an additional year on (a) August 1, 1996 for Mr. Crowley and on each successive August 1st thereafter; (b) February 1, 1997 for Mr. Marshall and on each successive February 1st thereafter, and (c) June 1, 1996 for Mr. Rallo and on each successive June 1st thereafter. Under the terms of his respective Employment Agreement, each executive is entitled to a minimum annual base salary of (a) $245,000 for Mr. Crowley; (b) $300,000 for Mr. Marshall, and (c) $245,000
for Mr. Rallo, which salary is subject to upward adjustment by the Company. The Employment Agreements also provide that each executive shall be entitled to receive an annual bonus of up to 60% of his annual base salary and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

    In the event one of the three above named executives' employment is terminated by the Company without Cause (as defined in the Employment Agreements), or by the executive for Good Reason (as defined in the Employment Agreements) prior to the termination of the applicable Employment Agreement, such executive will be entitled to continue to receive his base salary and continued coverage under health and insurance plans for the period commencing on the date of such termination or resignation through the date the applicable Employment Agreement would have expired had it not been automatically renewed but for said termination or resignation, reduced by any compensation or benefits which the executive is entitled to receive in connection with his employment by another employer during said period.

    The Employment Agreements contain agreements by the executives not to compete with the Company as long as they are receiving payments under an employment agreement and an agreement by the executives not to disclose confidential information.

    On March 20, 1996 (the "Effective Date"), Mr. Futterman retired as Chairman and Chief Executive Officer of the Company. Pursuant to an agreement entered into as of said date (the "Retirement Agreement"), Mr. Futterman will be entitled to receive his base salary at the annual rate of $525,000 per year during the period, commencing on the day following the Effective Date and ending on July 31, 1998, or the date of his death, if earlier (the "Benefit Period"), plus the bonus or bonuses attributable to the financial targets set forth for the Company under its Executive Incentive Plan ("EIP") that he would have earned (a maximum of 75% of base salary) had his employment continued through the Benefit Period, subject to the Company reaching the applicable financial targets set under the EIP or any other bonus plan; provided however, that the minimum bonus paid for each fiscal year of the Company ending during the Benefit Period shall not be less than 25% of the 75% target amount. Additionally, Mr. Futterman will be entitled to receive continued health coverage through the Benefit

Period under the Company's health and insurance plans applicable to him immediately prior to the Effective Date. Each of the above described payments and benefits shall be reduced by any compensation or benefits he is entitled to receive in connection with any employment by another employer during the Benefit Period; provided, however, that such reduction shall not apply to the first $100,000 of compensation and benefits earned by Mr. Futterman for any calendar year during the Benefit Period. The Retirement Agreement also provides that Mr. Futterman shall be entitled to be reimbursed by the Company for secretarial and office expenses incurred by him during the two year period beginning September 1, 1996, up to $30,000 per year (or an aggregate reimbursement of $60,000). Additionally, pursuant to the terms of the Retirement Agreement, the Company made a cash lump sum payment to Mr. Futterman of $1.5 million on April 1, 1996. Mr. Futterman has agreed to be available to consult with the Company through December 31, 1996 and not to compete with the Company during the period commencing with the Effective Date and ending December 31, 1996.

    On April 10, 1996 (the "Termination Date"), Mr. Cuti resigned as President of the Company. Pursuant to an agreement entered into as of said date (the "Resignation Agreement"), Mr. Cuti will be entitled to receive his base salary at the annual rate of $325,000 per year during the period commencing on the day following the Termination Date and ending on the second anniversary of the Termination Date, or the date of his death, if earlier (the "Severance Period"), plus the bonus or bonuses attributable to the financial targets set forth for the Company under the EIP that he would have earned (a maximum of 75% of base salary) had his employment continued through the Severance Period, subject to the Company reaching the applicable financial targets set under the EIP or any other bonus plan; provided, however, that the minimum bonus paid for each fiscal year of the Company ending during the Severance Period shall not be less than 25% of the 75% target amount. Additionally, Mr. Cuti will be entitled to receive continued health coverage through the Severance Period under the Company's health and insurance plans applicable to him immediately prior to the Termination Date. Each of the above described payments shall be reduced by any compensation or benefits he is entitled to receive in connection with any employment by another employer during the Severance Period; provided, however, that such reduction shall not apply to the first $100,000 of compensation earned by Mr. Cuti during the twelve-month period following the Termination Date and the first $100,000 of compensation earned during the twelve-month period following the first anniversary of the Termination Date. Additionally, pursuant to the terms of the Resignation Agreement, the Company shall make a cash lump sum payment to Mr. Cuti of $0.5 million on or before April 30, 1996 and shall credit him with 20 years of vesting service for purposes of determining his benefit under his Supplemental Retirement Agreement. Mr. Cuti has agreed not to compete with the Company during the period commencing with the Termination Date and ending December 31, 1996, except for his employment with Duane Reade, Inc.

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

COMPENSATION OF DIRECTORS

    Each director who is not employed by the Company or one of its subsidiaries, SPI or the Equitable Investors or its affiliates receives an annual retainer of $20,000 per year, plus travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of April 15, 1996, all shares of the Company's capital stock is held by PTK. All of PTK's capital stock is held by Holdings. Since February 4, 1991, all shares of the Holdings Common Stock are held by SMG-II. As of April 15, 1996, the number of shares of SMG-II (i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, and (iv) Series B Preferred Stock beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:

                                                                         NUMBER           % OF
    NAME                                                                OF SHARES        CLASS
 ----------                                                             ---------       --------
SMG-II Class A Common Stock
  Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2).....   488,704.8         67.7
  ML Offshore LBO Partnership No. IX(2)..............................    12,424.7          1.7
    Barfield House
    St. Julians Avenue
    St. Peter Port
    Guernsey
    Channel Islands
  ML Employees LBO Partnership No. I, L.P.(2)........................    12,148.6          1.7
  ML IBK Positions, Inc.(3)..........................................    21,258.9          2.9
  Merchant Banking L.P. No. 1(3).....................................     8,119            1.1
  Merrill Lynch KECALP L.P. 1987(3)..................................     7,344            1.0
  CBC Capital Partners, Inc.(4)......................................    30,000            4.2
    270 Park Avenue
    New York, NY 10017
  Management and other employees (including former employees of
Pathmark)............................................................   146,884  (1)      20.2
    301 Blair Road
    Woodbridge, NJ 07095
SMG-II Class B Common Stock
  The Equitable Life Assurance Society of the United States(5).......   114,000           35.6
    c/o Alliance Corporate Finance Group Incorporated
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
  Equitable Deal Flow Fund, L.P.(5)..................................   150,000           46.9
    c/o Alliance Corporate Finance Group Incorporated
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
  Equitable Variable Life Insurance Company(5).......................    36,000           11.3
    c/o Alliance Corporate Finance Group Incorporated
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
  CBC Capital Partners, Inc.(4)......................................    20,000            6.2
SMG-II Series A Preferred Stock(6)
  Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2)....   133,043           56.2
  ML Offshore LBO Partnership No. B-X(2).............................    40,950           17.3
  MLCP Associates, L.P. No. II(2)....................................     1,740             .7
  ML IBK Positions, Inc.(3)..........................................    46,344.5         19.6
  Merchant Banking L.P. No. IV(3)....................................     3,779            1.6
  Merrill Lynch KECALP L.P. 1989(3)..................................     7,000            3.0
  Merrill Lynch KECALP L.P. 1991(3)..................................     3,874.5          1.6
SMG-II Series B Preferred Stock(6)
  CBC Capital Partners, Inc.(4)......................................    12,500            6.9
  Equitable Variable Life Insurance Company(5).......................    20,192           11.2
  The Equitable Life Assurance Society of the United States(5).......    63,942           35.4
  Equitable Deal Flow Fund, L.P.(5)..................................    84,135           46.5

                                                   (footnotes on following page)

(footnotes for preceding page)

- ------------

(1) Includes presently exercisable options granted under the Plan for 73,759 shares of SMG-II Class A Common Stock held by Management Investors and 250 shares of SMG-II Class A Common Stock that SMG-II has agreed to sell to a former employee of the Company and 250 shares to Mr. Cuti. Does not include 39,187 options to purchase shares of SMG-II Class A Common Stock granted to non-management employees of the Company, which options are not exercisable until a public offering of SMG-II Common Stock occurs.

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

(4) CBC Capital Partners, Inc. is an affiliate of Chase Manhattan Corp.

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


                                        SMG-II CLASS A
                                         COMMON STOCK                    HOLDINGS PREFERRED
    NAME                               NUMBER OF SHARES    % OF CLASS     NUMBER OF SHARES     % OF CLASS
 ----------                            ----------------    ----------    ------------------    ----------
John W. Boyle.......................            --              --                --                --
James J. Burke, Jr.(1) .............            --              --                --                --
Anthony J. Cuti(2)..................         6,050               *                --                --
Jack Futterman(2)...................        23,000             3.1                --                --
Neill Crowley(2)....................           666               *                --                --
U. Peter C. Gummeson................            --              --                --                --
Sunil C. Khanna.....................           700               *                --                --
Stephen M. McLean(1)................            --              --                --                --
Alexis P. Michas(1).................            --              --                --                --
Ron Marshall(2).....................         1,350               *                --                --
Ronald Rallo(2).....................         3,250               *               966                 *
Jerry G. Rubenstein(2)..............         2,500               *                --                --
James B. Upchurch...................            --              --                --                --
Steven L. Volla.....................            --              --                --                --
Directors and Executive Officers as
  a group(1)(2).....................        50,751             6.9               966              *


                                                   (footnotes on following page)

(footnotes for preceding page)

- ------------

 * Less than 1%

(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Messrs. Burke, McLean and Michas, directors of MLCP, disclaim beneficial ownership in all such shares.

(2) Includes 250 shares of SMG-II Class A Common Stock that SMG-II has agreed to sell to Mr. Cuti and presently exercisable options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows: Mr. Cuti, 5,800; Mr. Futterman, 13,000; Mr. Crowley, 666; Mr. Marshall, 1,350; Mr. Rallo, 2,850 and Mr. Rubenstein, 1,000, and all directors and officers as a group, 33,951.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During Fiscal 1995, the Company retained ML & Co. to advise it in connection with its sale of its drug stores. The Company believes that the terms of the transactions referred to under this paragraph are no less favorable than those obtainable in transactions with unrelated persons. See "Security Ownership of Certain Beneficial Owners and Management".

    In connection with the sale of its drug store business, PTK, the Company's parent, used approximately $21.8 million of the sale proceeds to partially prepay certain indebtedness, including accrued interest and debt premium, held by the Equitable Investors. Mr. Gummeson, a director of the Company, is an executive officer of a subsidiary of the Equitable Life Assurance Society of the United States. See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

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

    The SMG-II Stockholders Agreement also contains an agreement of the stockholders of SMG-II with respect to the composition of SMG-II's and Holdings' Boards of Directors. Under this agreement, the Merrill Lynch Investors will be entitled to designate up to seven directors, the Management Investors will be entitled to designate up to three directors and the Equitable Investors will be entitled to designate one director to both of SMG-II's and Holdings' Boards of Directors. Such agreement furthermore entitles the Merrill Lynch Investors to designate a majority of Holdings' Board of Directors at all times. Since Holdings (through PTK) owns all of the outstanding shares of the Company's Common Stock, by having the ability to designate a majority of Holdings' Board of Directors, the Merrill Lynch Investors will have the ability to control the Company. The Merrill Lynch Investors are controlled by ML&Co.

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

    The Company retained John W. Boyle, a Director of the Company, to act as its interim Chairman and Chief Executive Officer for the period of March 20, 1996 through June 30, 1996 (the "Transition Period"). Under the terms of the consulting arrangement between the Company and Mr. Boyle, the Company shall pay Mr. Boyle a consulting fee of $41,667 per month plus living and travel expenses during the Transition Period. In addition, Mr. Boyle will be entitled to a completion bonus of $100,000 if he is still serving in the above capacities when a new Chief Executive Officer is hired.

    In March 1990, Jerry G. Rubenstein, a Director, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above described payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1996, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report.

          1.  Financial Statements Schedules: None required

          2.  Exhibits:
              Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 62 through 65 of this Report.

    (b) Reports on Form 8-K.

    (c) Exhibits required by Item 601 of Regulation S-K.

       See item 14(a) 3 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 1996                        SUPERMARKETS GENERAL HOLDINGS
                                          CORPORATION

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

              SIGNATURE                                 TITLE                        DATE
- --------------------------------------  --------------------------------------   ------------

          /s/ John W. Boyle
 ......................................  Director, Chairman and Chief             May 2, 1996
           (John W. Boyle)                Executive Officer
                                          (Principal Executive Officer)

          /s/ Ron Marshall
 ......................................  Executive Vice President and Chief       May 2, 1996
            (Ron Marshall)                Financial Officer (Principal
                                          Financial Officer)

         /s/ Joseph Adelhardt
 ......................................  Senior Vice President and Controller     May 2, 1996
          (Joseph Adelhardt)              (Principal Accounting Officer)

         JAMES J. BURKE, JR.            Director*                                May 2, 1996
 ......................................
        (James J. Burke, Jr.)

           ANTHONY J. CUTI              Director*                                May 2, 1996
 ......................................
          (Anthony J. Cuti)

           SUNIL C. KHANNA              Director*                                May 2, 1996
 ......................................
          (Sunil C. Khanna)

          STEPHEN M. MCLEAN             Director*                                May 2, 1996
 ......................................
         (Stephen M. McLean)

         U. PETER C. GUMMESON           Director*                                May 2, 1996
 ......................................
        (U. Peter C. Gummeson)

           ALEXIS P. MICHAS             Director*                                May 2, 1996
 ......................................
          (Alexis P. Michas)

         JERRY G. RUBENSTEIN            Director*                                May 2, 1996
 ......................................
        (Jerry G. Rubenstein)

          JAMES B. UPCHURCH             Director*                                May 2, 1996
 ......................................
         (James B. Upchurch)

           STEVEN L. VOLLA              Director*                                May 2, 1996
 ......................................
          (Steven L. Volla)

                     *By:  /s/ Marc A. Strassler
     ...........................................................................

                                 Marc A. Strassler
                                  Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT                                                                          PAGE
  NO.                                   EXHIBIT                                   NO.
- --------                              -----------                                ----
     2.1 --Distribution and Transfer Agreement among Pathmark, PTK and
           Plainbridge (incorporated by reference from the Annual Report on
           Form 10-K of the Company for the year ended January 29, 1994.).....
     2.2 --Distribution and Transfer Agreement dated as of May 3, 1993 among
           Pathmark, the Company and Chefmark. (incorporated by reference from
           Exhibit 2.2 to the Registration Statement on Form S-1 of the
           Company and Pathmark, File No. 33-59616 the "1993 Registration
           Statement") (incorporated by reference from the Annual Report on
           Form 10-K of the Company for the year ended January 29, 1994.).....
     2.3 --Agreement and Plan of Merger dated as of April 22, 1987 by and among Old Supermarkets, SMG Acquisition Corporation and Holdings,
           as amended and restated (incorporated by reference from Exhibit 2 to the Registration Statement on Form S-1 of the Company, File No.
           33-16963)..........................................................
     2.4 --Agreement and Plan of Merger dated as of July 29, 1991 among
           Holdings, Purity Supreme, Inc. and PSLP Holding Corporation
           (incorporated by reference from Exhibit 10.55 to the Registration
           Statement on Form S-1 of the Company, No. 33-16963)................
     2.5 --Amendment No. 1 dated as of October 23, 1991 to the Agreement and
           Plan of Merger dated as of July 29, 1991 among the Company, Purity
           Supreme, Inc. and PSLP Holding Corporation (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K of the
           Company dated December 17, 1991)...................................
     3.1 --Restated Certificate of Incorporation of the Company, as amended.
           (incorporated by reference from Exhibit 3.3 to the Registration
           Statement on Form S-1 of Pathmark, File No. 33-59612, the "October
           1993 Registration Statement")......................................
     3.2 --Amendment to the Restated Certificate of Incorporation of the
           Company, as amended. (incorporated by reference from Exhibit 3.2 to the October Registration Statement)................................
     3.3 --By-Laws of the Company, as amended. (incorporated by reference from
           Exhibit 3.6 to the 1993 Registration Statement)....................
     3.4 --Restated Certificate of Incorporation of the Company, as amended.
           (incorporated by reference from Exhibit 3.4 to the 1993
           Registration Statement)............................................
     3.5 --Certificate of Designation of the $3.52 Cumulative Exchangeable
           Redeemable Preferred Stock of Holdings. (incorporated by reference from Exhibit 3.5 to the 1993 "Registration Statement").............
     4.1 --Indenture dated as of May 1, 1992 between the Company and
           Wilmington Trust Company, Trustee, relating to the 11 5/8%
           Subordinated Notes due 2002 of Holdings (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994.)...........................................
     4.2 --Supplemental Indenture between the Company and Wilmington Trust
           Company, Trustee, to the Indenture dated as of May 1, 1992 between
           Holdings and Wilmington Trust Company, Trustee, relating to the 11
           5/8% Subordinated Notes dues 2002 of Holdings (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994.)..................................
     4.3 --Commitment Letter dated March 12, 1993 between the Company and
           Bankers Trust Company. (incorporated by reference from Exhibit 4.4B to the 1993 Registration Statement)................................

EXHIBIT                                                                          PAGE
  NO.                                   EXHIBIT                                   NO.
- --------                               ---------                                 ----
    4.4  --Credit Agreement among Pathmark, the Lenders, listed therein, and
           Banker's Trust Company as Agent (incorporated by reference from the
           Annual Report on Form 10-K of the Company for the year ended
           January 29, 1994.).................................................
    4.4A --First Amendment to the Credit Agreement (incorporated by reference from Pathmark Stores, Inc. Form 8-K dated March 15, 1996 (the
           "March 1996 8-K")).................................................
    4.4B --Second Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)...........................................
    4.4C --Third Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)...........................................
    4.4D --Fourth Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)...........................................
    4.4E --Fifth Amendment to the Credit Agreement (incorporated by reference from the March 1996 8-K)...........................................
    4.6  --Indenture between Pathmark and United States Trust Company of New
           York, Trustee, relating to the Senior Subordinated Notes due 2003 of Pathmark (incorporated by reference from the Annual Report on
           Form 10-K of the Company for the year ended January 29, 1994.).....
    4.7  --Indenture between Pathmark and NationsBank of Georgia, National
           Association, Trustee, relating to the Junior Subordinated Deferred
           Coupon Notes due 2003 of Pathmark (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended
           January 29, 1994.).................................................
    4.8  --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 11 5/8% Subordinated Notes due 2002 of Pathmark
           (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994.)..................
    4.9  --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 12 5/8% Subordinated Debentures due 2002 of
           Pathmark (incorporated by reference from the Annual Report on Form
           10-K of the Company for the year ended January 29, 1994.)..........
   10.1  --Services Agreement dated as of May 3, 1993 between the Company and
           Chefmark (incorporated by reference from Exhibit 10.4 to the 1993
           Registration Statement)............................................
   10.2  --Chefmark Supply Agreement, dated May 3, 1993, between the Company and Chefmark (incorporated by reference from Exhibit 10.5 to the
           1993 Registration Statement).......................................
   10.3  --Tax Sharing Agreement between the Company and SMG-II (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994....................................
   10.4  --Tax Indemnity Agreement between the Company and Plainbridge
           (incorporated by reference from the Annual Report on Form 10-K of the Company for the year ended January 29, 1994....................
   10.5  --Supermarkets General Corporation Pension Plan (as Amended and
           Restated effective January 1, 1979) as amended through May 29, 1987
           (incorporated by reference from Exhibit 10.21 to the Registration
           Statement on Form S-1 of Holdings, File No. 33-16963)..............

EXHIBIT                                                                          PAGE
  NO.                                   EXHIBIT                                   NO.
- --------                              ----------                                 ----
   10.6  --Supermarkets General Corporation Savings Plan (as Amended and
           Restated effective April 1, 1983) as amended through January 1,
           1987 (incorporated by reference from Exhibit 10.22 to the
           Registration Statement on Form S-1 of Holdings, File No.
           33-16963)..........................................................
   10.7  --Supermarkets General Corporation Management Incentive Plan
           effective June 17, 1971 (incorporated by reference from Exhibit
           10.23 to the Registration Statement on Form S-1 of Holdings, File
           No. 33-16963)......................................................
   10.11 --Supplemental Retirement Agreements dated as of March 9, 1987 between Old Supermarkets and Jack Futterman (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form
           S-1 of Holdings, File No. 33-16963)................................
   10.12 --Excess Benefit Plan of Supermarkets General Corporation, effective as of March 9, 1987................................................
   10.13 --Recourse Secured Promissory Note, dated October 5, 1987, given to
           Holdings from each Management Investor listed therein (incorporated by reference from Exhibit 10.43 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Holdings, File No.
           33-16963)..........................................................
   10.14 --Stock Pledge Agreement dated October 5, 1987, between Holdings and each Management Investor listed therein (incorporated by reference from Exhibit 10.44 to Post-Effective Amendment No. 1 to the
           Registration Statement on Form S-1 of Holdings, File No.
           33-16963)..........................................................
   10.15 --SMG-II Holdings Corporation Management Investors Stock Option Plan,
           as amended May 17, 1991 (the "Option Plan")........................
   10.16 --Form of Stock Option Agreement under the Option Plan...............
   10.17 --SMG-II Holdings Corporation Employees 1987 Stock Option Plan, as
           amended May 17, 1991...............................................
   10.18 --Agreement dated as of March 20, 1996 among Registrant, Jack
           Futterman, Holdings and SMG-II (incorporated by reference from
           Exhibit 10.18 to the Annual Report on Form 10-K of Pathmark Stores,
           Inc. for the year ended February 3, 1996) (the PSI 1995 10-K)......
   10.20 --Agreement dated as of April 10, 1996 between the Registrant,
           Anthony Cuti and SMG-II (incorporated by reference from Exhibit
           10.30 to the PSI 1995 10-K)........................................
   10.21 --Management Investors Exchange Agreement dated as of February 4,
           1991 among SMG-II Holdings Corporation, Holdings and each of the
           Management Investors party thereto (incorporated by reference from
           Exhibit 10.53 to the Registration Statement on Form S-1 of
           Holdings, No. 33-16963)............................................
   10.22 --Supplemental Retirement Agreement dated as of March 12, 1993 between the Registrant and Anthony Cuti (incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-1 of the
           Registrant and Holdings, File No. 33-59616)........................
   10.23 --Supplemental Retirement Agreement dated June 1, 1994 between the
           Registrant and Ronald Rallo (incorporated by reference from the
           Registrant's Annual Report on Form 10-K for the year ended January
           28, 1995)..........................................................
   10.24 --Supplemental Retirement Agreement dated June 1, 1994, between the
           Registrant and Neill Crowley (incorporated by reference to Exhibit
           10.24 to the PSI 1995 10-K)........................................
   10.25 --Supplemental Retirement Agreement dated October 3, 1994 between the
           Registrant and Ron Marshall (incorporated by reference to Exhibit
           10.25 to the PSI 1995 10-K)........................................

EXHIBIT                                                                          PAGE
  NO.                                   EXHIBIT                                   NO.
- --------                               ----------                                ----
   10.26 --Interim Agreement dated March 20, 1996 between the Registrant and
           John W. Boyle (incorporated by reference to Exhibit 10.26 to the
           PSI 1995 10-K).....................................................
   10.27 --Employment Agreement dated as of May 23, 1994 between Registrant and Neill Crowley (incorporated by reference to Exhibit 10.27 to the PSI 1995 10-K).................................................
   10.28 --Employment Agreement dated as of September 9, 1994 between
           Registrant and Ron Marshall (incorporated by reference to Exhibit
           10.28 to the PSI 1995 10-K)........................................
   10.29 --Employment Agreement dated as of June 1, 1995 between Registrant and Ron Rallo (incorporated by reference to Exhibit 10.29 to the
           PSI 1995 10-K).....................................................
   12.1  --Statements Regarding Computation of Ratio of Earnings to Fixed
           Charges............................................................
   21.1* --List of Subsidiaries of the Registrant.............................
   24A.* --Power of Attorney of U. Peter C. Gummeson..........................
   24B.* --Power of Attorney of Anthony J. Cuti...............................
   24C.* --Power of Attorney of James B. Upchurch.............................
   24D.* --Power of Attorney of Steven L. Volla...............................

- ------------

*Filed herewith.