Form 10-Q
period 1996-05-04
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1996-06-18
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ______________

                 For the Quarter Ended         Commission File Number
                      May 4, 1996                      0-16404

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

                    Delaware                            13-3408704
        (State of other jurisdiction of              (I.R.S. Employer
         incorporation or organization)            Identification No.)

         301 Blair Road, P.O. Box 5301                  07095-0915
             Woodbridge, New Jersey                     (Zip Code)
    (Address of principal executive offices)

                                  908-499-3000
              (Registrant's telephone number, including area code)

                               ___________________

           Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
            $3.52 Cumulative Exchangeable Redeemable Preferred Stock

                               ___________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      X        No
                                       ------           -------

     As of May 4, 1996, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.


================================================================================

                          PART 1. FINANCIAL INFORMATION



Item 1. Financial Statements


                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                   (in thousands)


                                                                                      13 Weeks Ended
                                                                               -----------------------------
                                                                                May 4,            April 29,
                                                                                 1996               1995
                                                                               ----------        -----------
Sales.....................................................................     $ 961,230       $  1,033,185

Cost of sales (exclusive of depreciation and amortization shown
    separately below).....................................................       676,616            735,862
                                                                              -----------      -------------

Gross profit..............................................................       284,614         $  297,323

Selling, general and administrative expenses..............................       232,301            233,493

Depreciation and amortization.............................................        20,674             19,979
                                                                              -----------      -------------

Operating earnings........................................................        31,639             43,851

Interest expense..........................................................       (40,589)           (43,170)
                                                                              -----------      -------------

Earnings (loss) from operations before income tax benefit (provision)
    and extraordinary items ..............................................        (8,950)               681

Income tax benefit (provision) ...........................................         3,625               (101)
                                                                              -----------      -------------

Earnings (loss) from operations before extraordinary items ...............        (5,325)               580

Extraordinary items, net of an income tax benefit ........................          (793)              (252)
                                                                              -----------      -------------

Net earnings (loss).......................................................        (6,118)               328

Less:  non-cash preferred stock accretion and dividend requirements.......        (4,733)            (4,716)
                                                                              -----------      -------------

Net loss attributable to common stockholder...............................     $ (10,851)      $     (4,388)
                                                                              ===========      =============















                 See notes to consolidated financial statements

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)


                                                                                         May 4,            February 3,
                                                                                          1996                1996
                                                                                     ------------        -------------
    ASSETS
Currents Assets
  Cash and cash equivalents ....................................................    $     11,674         $     12,526
  Accounts receivable, net......................................................          11,017               10,840
  Merchandise inventories.......................................................         224,160              225,780
  Income taxes receivable.......................................................           4,628                1,163
  Deferred income taxes ........................................................           7,847                8,254
  Prepaid expenses..............................................................          25,596               25,211
  Due from suppliers............................................................          11,182               13,178
  Other current assets..........................................................           5,227                5,868
                                                                                     ------------        -------------
      Total Current Assets .....................................................         301,331              302,820
Property and Equipment, Net.....................................................         597,692              603,832
Deferred Financing Costs, Net...................................................          32,272               33,685
Deferred Income Taxes...........................................................          27,509               26,805
Other Assets....................................................................          41,246               41,628
                                                                                     ------------        -------------
                                                                                     $ 1,000,050          $ 1,008,770
                                                                                     ============        =============
       LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
  Accounts payable..............................................................     $   183,985          $   185,328
  Book overdrafts ..............................................................          35,004               43,989
  Current maturities of long-term debt..........................................          57,860               51,753
  Accrued payroll and payroll taxes.............................................          50,498               54,427
  Current portion of obligations under capital leases...........................          20,950               20,684
  Accrued interest payable......................................................          17,914               19,309
  Accrued expense and other liabilities.........................................          95,169               96,084
                                                                                   --------------      ---------------
         Total Current Liabilities............................................           461,380              471,574
                                                                                   --------------      ---------------
Long-Term Debt..................................................................       1,244,917            1,242,324
                                                                                   --------------      ---------------
Obligations Under Capital Leases, Long-Term.....................................         139,755              140,166
                                                                                   --------------      ---------------
Other Noncurrent Liabilities....................................................         283,244              273,530
                                                                                   --------------      ---------------

Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value...................................         104,062              103,633
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671 at May 4, 1996 and
      February 3, 1996
    Liquidation preference, $25 per share: $122,267 at May 4, 1996 and
      February 3, 1996
                                                                                   --------------      ---------------
      Total Redeemable Securities...............................................         104,062              103,633
                                                                                   --------------      ---------------

Commitments and Contingencies (Note 6)
Stockholder's Deficit
   Class A Common Stock, $.01 par value.........................................               7                    7
       Authorized: 1,075,000 shares
       Issued and outstanding: 650,675 shares at  May 4, 1996 and
           February 3, 1996
   Class B Common Stock, $.01 par value.........................................               3                    3
       Authorized: 1,000,000 shares
       Issued and outstanding: 320,000 shares at  May 4, 1996 and
           February 3, 1996
    Paid-in Capital.............................................................         197,242              197,671
    Accumulated Deficit.........................................................      (1,430,560)          (1,420,138)
                                                                                   --------------      ---------------
          Total Stockholder's Deficit...........................................      (1,233,308)          (1,222,457)
                                                                                   --------------      ---------------
                                                                                    $  1,000,050        $   1,008,770
                                                                                   ==============      ===============


                 See notes to consolidated financial statements
                                        2

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (Unaudited)
                     (in thousands except per share amounts)








                                                    Class A       Class B                                              Total
                                                     Common       Common        Paid-in         Accumulated        Stockholder's
                                                     Stock        Stock         Capital           Deficit             Deficit
                                                    --------     -------      -----------      --------------    ---------------
Balance, February 3, 1996.......................     $  7         $  3         $ 197,671       $ (1,420,138)       $ (1,222,457)
  Net loss .....................................        -            -                 -             (6,118)             (6,118)
  Accrued dividends on preferred stock
      ($.88 per share)..........................        -            -                 -             (4,304)             (4,304)
  Accretion on preferred stock..................        -            -              (429)                 -                (429)
                                                    --------     --------     -----------     ---------------    ---------------
Balance, May 4, 1996............................     $  7         $  3         $ 197,242       $ (1,430,560)       $ (1,233,308)
                                                    ========     ========     ===========     ===============    ===============



Balance at January 28, 1995.....................     $  7        $   3         $ 199,135       $ (1,479,450)       $ (1,280,305)
    Net earnings................................        -            -                 -                328                 328
    Accrued dividends on preferred stock
          ($.88 per share)......................        -            -                 -             (4,304)             (4,304)
    Accretion on preferred stock................        -            -              (412)                 -                (412)
                                                    ========     ========     =============   =================   =================
Balance,  April 29, 1995........................     $  7        $   3         $ 198,723       $ (1,483,426)        $(1,284,693)
                                                    ========     ========     =============   =================   =================




































                 See notes to consolidated financial statements
                                        3

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                                            13 Weeks Ended
                                                                       --------------------------
                                                                         May 4,         April 29,
                                                                          1996            1995
                                                                        ---------       ---------
Operating Activities
  Net earnings (loss)............................................       (6,118)         $    328
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Extraordinary loss on early extinguishment of debt ........          793               252
      Depreciation and amortization..............................       21,516            20,629
      Deferred income tax benefit................................       (1,550)           (2,942)
      Interest accrued but not payable...........................        4,008             3,611
      Amortization of original issue discount....................          819             2,164
      Amortization of debt issuance costs .......................        1,816             1,779
      Gain on disposal of property and equipment.................       (5,542)              (93)
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net.................................         (177)              715
        Merchandise inventories..................................        1,620             1,009
        Income taxes receivable..................................       (2,918)            8,799
        Prepaid expenses.........................................       (1,156)             (389)
        Due from suppliers.......................................        1,995             3,420
        Other current assets.....................................        1,048             8,885
        Other assets.............................................        1,119              (905)
        Accounts payable.........................................       (1,343)          (15,526)
        Accrued payroll and payroll taxes........................       (3,929)           (2,546)
        Accrued interest payable.................................       (1,395)           19,736
        Accrued expenses and other current liabilities ..........         (943)           (4,634)
        Other noncurrent liabilities.............................        5,410             2,774
                                                                    ----------          --------
             Cash provided by operating activities...............       15,073            47,066
                                                                    ----------          --------
Investing Activities
  Property and equipment expenditures............................      (10,796)          (10,034)
  Proceeds from disposition of property and equipment............        6,589               559
  Proceeds from disposal of home centers segment ................            -             4,706
                                                                    ----------          --------
             Cash used for investing activities..................       (4,207)           (4,769)
                                                                    ----------          --------
Financing Activities
  Increase (decrease) in Working Capital Facilities borrowings...       18,500           (28,500)
  Decrease in Pathmark Term Loan.................................      (10,400)           (8,750)
  Increase (decrease) book overdrafts ...........................       (8,985)            3,968
  Repayment of other long-term borrowings .......................       (1,220)           (1,651)
  Reduction in obligations under capital leases..................       (4,901)           (4,437)
  Repayment of PTK Exchangeable Guaranteed  Debentures ..........       (3,007)           (4,454)
  Premiums incurred in redemption of PTK Exchangeable Guaranteed
       Debentures ...............................................         (202)             (252)
  Deferred financing fees .......................................       (1,503)                 -
                                                                     ----------         ---------
             Cash used for financing activities..................      (11,718)          (44,076)
                                                                     ----------         ---------
Decrease in cash and cash equivalents............................         (852)           (1,779)
Cash and cash equivalents at beginning of period.................       12,526            23,247
                                                                     ----------         ---------

Cash and cash equivalents at end of period.......................    $  11,674          $ 21,468
                                                                     ==========         =========

Supplemental Disclosures of Cash Flow Information:
   Interest paid ................................................    $  33,768          $ 13,978
                                                                     ==========         =========
   Income taxes paid ............................................    $   1,412          $    225
                                                                     ==========         =========
Noncash Investing and Financing Activities:
  Capital lease obligations .....................................    $   4,904          $  6,116
                                                                     ==========         =========



                 See notes to consolidated financial statements
                                        4

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)



Note 1-Organization and Basis of Presentation

   Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operates 144 supermarkets in the Middle Atlantic States, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

   On March 1, 1996, Pathmark reacquired all of the outstanding capital stock of Plainbridge, Inc. ("Plainbridge") by means of a capital contribution from its parent, PTK, Inc. ("PTK").

   The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended February 3, 1996, except for the new accounting standard adopted effective February 4, 1996 (see Note 2), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended February 3, 1996.

   The accompanying consolidated financial statements of the Company indicate that at May 4, 1996 current liabilities exceed its current assets by $160.0 million and the Company's stockholder's deficit approximates $1.2 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

   Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year.

   Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

Note 2-New Accounting Standard

   Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. SFAS No. 121 requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   The Company has performed its review based upon groups of assets and the undiscounted estimated future cash flows from such assets and determined that the carrying value of such assets were recoverable from the respective cash flows. The adoption of SFAS No. 121 did not have an effect on the financial position or results of operations of the Company.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)



Note 2-New Accounting Standard-(Continued)

     Selling, general and administrative expenses for the 13 weeks ended
May 4, 1996 are net of a gain of $5.6 million related to the sale of certain real estate.

Note 3-Long-Term Debt

   Long-term debt is comprised of the following (dollars in thousands):


                                                              May 4,        February 3,
                                                               1996             1996
                                                           ----------       ----------
Pathmark Term Loan  . . . . . . . . . .                    $  277,555       $  287,955
Working Capital Facilities  . . . . . .                        64,500           46,000
10.25% PTK Exchangeable Guaranteed Debentures due 2003         25,403           27,679
9.625% Pathmark Senior Subordinated Notes due 2003            437,514          437,426
10.75% Pathmark Deferred Coupon Notes due 2003                155,889          151,881
12.625% Pathmark Subordinated Debentures due 2002              95,750           95,750
11.625% Pathmark Subordinated Notes due 2002                  199,017          199,017
11.625% Holdings Subordinated Notes due 2002                      983              983
Industrial revenue bonds  . . . . . . .                         6,375            6,375
Other debt (primarily mortgages)  . . .                        39,791           41,011
                                                           ----------       ----------
Total debt  . . . . . . . . . . . . . .                     1,302,777        1,294,077
Less: current maturities  . . . . . . .                        57,860           51,753
                                                           ----------       ----------
Long-term portion   . . . . . . . . . .                    $1,244,917       $1,242,324
                                                           ==========       ==========

Note 4-Interest Expense

   Interest expense is comprised of the following (dollars in thousands):

                                                                    13 Weeks Ended
                                                             ---------------------------
                                                               May 4,          April 29,
                                                                1996              1995
                                                             ---------         ---------
Pathmark Term Loan                                            $  5,901          $  7,925
Working Capital Facilities                                       1,210             1,290
9.625% Pathmark Senior Subordinated Notes due 2003
  Amortization of original issue discount   . . . . .               88                88
  Currently payable   . . . . . . . . . . . . . . . .           10,588            10,588
10.75% Pathmark Deferred Coupon Notes due 2003
  Accrued but not payable   . . . . . . . . . . . . .            4,008             3,611
12.625% Pathmark Subordinated Debentures due 2002                3,022             3,022
11.625% Pathmark Subordinated Notes due 2002                     5,813             5,813
10.25% PTK Exchangeable Guaranteed Debentures due 2003
  Amortization of original issue discount   . . . . .              731             2,076
Amortization of debt issuance costs                              1,816             1,779
Obligations under capital leases                                 4,342             4,048
Other, net                                                       3,070             2,930
                                                               -------             -----
Interest expense                                               $40,589           $43,170
                                                               =======           =======


   The majority of the cash interest payments are scheduled in the second and fourth quarters. The $21.2 million semi-annual interest payment on the 9.625% Senior Subordinated Notes, due May 1, was paid in the first quarter of Fiscal 1996 and in the second quarter of Fiscal 1995.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)



Note 5-Extraordinary Items

   The extraordinary items, representing the loss on early extinguishment of indebtedness, consist of the following (dollars in thousands):

                                                         13 Weeks Ended
                                                   --------------------------
                                                      May 4,        April 29,
                                                      1996             1995
                                                   ----------      ----------
   Loss before income taxes  . . . . . .             $(1,340)          $(252)
   Income tax benefit  . . . . . . . . .                  547             --
                                                     --------          ------
   Extraordinary items, net of a tax benefit         $  (793)          $(252)
                                                     ========          ======

   During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisiton of Plainbridge by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extingusihment of debt of $0.7 million, net of an income tax benefit of $0.5 million.

   During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures, including accrued interest and debt premium. The debt premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.1 million, net of an income tax benefit of $0.1 million.

   During the first quarter of Fiscal 1995, in connection with the proceeds from the sale of its home centers segment, the Company made a paydown of $4.7 million of PTK Exchangeable Guaranteed Debentures, including accrued interest and debt premium. The debt premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.3 million.



Note 6-Contingencies

   In connection with the sale of its home centers segment the Company has, as lessor, entered into leases for certain real property with Rickel Home Centers Inc. ("Rickel"), as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $7.2 million. In addition, as part of the sale, the company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 3, 1996, the estimated present value of obligations under the Assumed Liabilities is approximately $33.0 million. In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy is in its early stages and it is too early to determine whether Rickel will reject any of the Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof. On April 29, 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Sales:
    Sales for the first quarter of Fiscal 1996 were $961.2 million compared to $1,033.2 million in the prior-year period. Fiscal 1996 total sales were impacted by the disposition of the freestanding drug stores during Fiscal 1995. The freestanding drug stores generated sales of $0.4 million and $45.5 million for the first quarter of Fiscal 1996 and Fiscal 1995, respectively. Sales from supermarkets opened in both years decreased 3.5%. Same store sales were negatively impacted by a significant increase in competitive new store openings and remodels, as well as the inclement weather during the quarter compared to the unusually mild weather in the same period last year. The Company operated 144 supermarkets at both the end of the first quarter of Fiscal 1996 and the end of Fiscal 1995, including 46 and 44 Pathmark 2000 format stores, respectively. The Company operated one freestanding drug store, which was closed in the second quarter of Fiscal 1996, at both quarter end and Fiscal 1995 year end compared to 36 freestanding drug stores at the end of the first quarter of Fiscal 1995.

   Gross Profit:
    Gross profit for the first quarter of Fiscal 1996 was $284.6 million or 29.6% of sales compared with $297.3 million or 28.8% of sales for the prior-year period. The decrease in gross profit in the first quarter of Fiscal 1996 compared to the prior-year period was primarily attributable to lower sales.
The improvement in gross profit as a percentage of sales for the quarter compared to the prior-year period was primarily due to increased focus on merchandising programs as well as the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments, particularly higher margin perishables. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.9 million and $0.8 million for the first quarters of Fiscal 1996 and Fiscal 1995, respectively.

   Selling, General and Administrative Expenses ("SG&A"):
   SG&A for the first quarter of Fiscal 1996 decreased $1.2 million or 0.5% compared to the prior-year period. SG&A on a proforma basis eliminating the SG&A impact of the freestanding drug stores in last year's quarter, increased 4.5% compared to the prior-year period. As a percentage of sales, SG&A were 24.2% for the first quarter of Fiscal 1996, up from 22.6% in the prior-year period. The increase as a percentage of sales for the first quarter of Fiscal 1996 compared to the prior-year period was due to higher labor and labor related expenses and occupancy costs, partially offset by lower promotional costs.
SG&A for the first quarter of Fiscal 1996 included a provision of $5.8 million representing the termination costs for two former executives of the Company and a gain of $5.6 million recognized on the sale of certain real estate.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION



   Depreciation and Amortization:
    Depreciation and amortization of $20.7 million for the first quarter of Fiscal 1996 was $0.7 million higher than the prior-year period of $20.0 million. The increase in depreciation and amortization expense for the quarter compared to the prior-year period was primarily due to capital expenditures.
Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.75 million and $0.65 million in the first quarter of Fiscal 1996 and Fiscal 1995, respectively.

   Operating Earnings:
    Operating earnings for the first quarter of Fiscal 1996 were $31.6 million compared with the prior-year period of $43.9 million. The decrease in operating earnings during the quarter compared to the prior-year period was primarily due to lower sales.

   Interest Expense:
    Interest expense of $40.6 million for the first quarter of Fiscal 1996 was $2.6 million less than the prior-year period of $43.2 million primarily due to reductions in the Term Loan and the reduction in the amortization of PTK Exchangeable Guaranteed Debentures original issue discount as a result of their early paydown.

   Income Taxes:
    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. Although the Company generated a $3.6 million income tax benefit in the first quarter of Fiscal 1996, management expects an annual tax provision as a result of taxable income for the full fiscal year. The income tax provision of $0.1 million for the first quarter of Fiscal 1995 is net of a reduction in the deferred income tax assets and related valuation allowance of $0.3 million due to the utilization of net operating loss carryforwards.

    During the first quarter of Fiscal 1996, the Company made income tax payments of $1.4 million and received income tax refunds of $2.3 million.
During the first quarter of Fiscal 1995, the Company made income tax payments of $0.2 million and received income tax refunds of $8.0 million.

   Extraordinary Items:
    During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extinguishment of debt of $0.7 million.

    During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.1 million.

    During the first quarter of Fiscal 1995, in connection with the proceeds received related to the disposition of the home centers segment, the Company made a paydown of $4.7 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.3 million.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION



   Summary of Operations:
    For the first quarter of Fiscal 1996, the Company's net loss was $6.1 million compared to earnings of $0.3 million for the prior-year period. The decrease in earnings for the quarter compared to the prior-year period was primarily due to lower operating earnings and an extraordinary loss on early extinguishment of debt, partially offset by lower interest expense and an income tax benefit of $3.6 million in Fiscal 1996 compared to an income tax provision of $0.1 million in Fiscal 1995.

Financial Condition

   Debt Service:
    During the first quarter of Fiscal 1996, total debt increased $8.7 million from Fiscal 1995 year end primarily due to borrowings under the Pathmark Working Capital Facility and debt accretion on Pathmark Deferred Coupon Notes and PTK Exchangeable Guaranteed Debentures, partially offset by the scheduled Pathmark Term Loan repayments as well as the paydown of the PTK Exchangeable Guaranteed Debentures. Borrowings under the Pathmark Working Capital Facility were $64.5 million at May 4, 1996 and have decreased as a result of seasonal borrowing needs to $50.5 million at June 12, 1996.

   In conjunction with the Pathmark reacquisition of the Plainbridge capital stock, the outstanding obligations of Plainbridge under its credit agreement were satisfied by Pathmark and the Plainbridge credit agreement was terminated. The Company, through its Pathmark subsidiary, simultaneously entered into an amendment to its credit agreement with its existing lenders increasing the Company's Working Capital Facility from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit) to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. The Pathmark Working Capital Facility is subject to an annual cleandown provision. Under the terms of the cleandown provision, in each fiscal year loans cannot exceed $60.0 million (formerly $50.0 million) under the Pathmark Working Capital Facility for a period of 30 consecutive days. Pathmark satisfied the terms of the Fiscal 1996 cleandown provision during the quarter ended May 4, 1996.

    The indebtedness under the Pathmark Working Capital Facility and the Pathmark Term Loan bear interest at floating rates. To the extent that certain indebtedness of the Company bears interest at floating rates, cash interest payments on that indebtedness may very in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

    The majority of the cash interest payments are scheduled in the second and fourth quarters.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION



    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures) are as follows (dollars in million):

                                                            Principal
        Fiscal Years                                         Payments
        ------------                                         --------
          1996(a)   . . . . . . . . . . . . . . . . . .       $  40.4
          1997  . . . . . . . . . . . . . . . . . . . .          58.0
          1998  . . . . . . . . . . . . . . . . . . . .         161.1
          1999  . . . . . . . . . . . . . . . . . . . .         128.1
          2000  . . . . . . . . . . . . . . . . . . . .          50.2
          2001  . . . . . . . . . . . . . . . . . . . .          50.0
          2002  . . . . . . . . . . . . . . . . . . . .         194.8
          2003  . . . . . . . . . . . . . . . . . . . .         620.2

__________
(a)  Subsequent to May 4, 1996

   Liquidity:
    The consolidated financial statements of the Company indicate that at May 4, 1996, current liabilities exceed its current assets by $160.0 million and the stockholder's deficit approximates $1.2 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which include certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

    The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and the Company's borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Pathmark Term Loan, the Pathmark Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the balance of the Pathmark Term Loan in Fiscal 1999 and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness or that future borrowing facilities will be available. While it is the Company's intention to enter into refinancing that it considers advantageous, there can be no assurances that the prevailing market conditions will be favorable to the Company. In the event the Company obtains any future refinancing on less than favorable terms, the holders of outstanding

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION



indebtedness could experience increased credit risk and could experience a decrease in the market value of their investment, because the Company might be forced to operate under terms that would restrict its operations and might find its cash flow reduced.

   Preferred Stock Dividends:
    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at May 4, 1996, the unpaid dividends of $60.3 million were accrued and included in other noncurrent liabilities.

   Capital Expenditures:
    Capital expenditures for the first quarter of Fiscal 1996, including property acquired under capital leases, were approximately $15.7 million compared to approximately $16.2 million for the prior-year period. In June, through the date of this report, the Company opened three new Pathmark 2000 format stores, two of which replaced former stores. During the first quarter of Fiscal 1996, the Company completed two enlargements to existing supermarkets. During the remainder of Fiscal 1996, the Company plans to open three new Pathmark 2000 format stores and plans to complete up to 18 major renovations and enlargements.

   Cash Flows:
    Net cash provided by operating activities amounted to $15.1 million in the first quarter of Fiscal 1996 compared to $47.1 million in the prior-year period. The decrease in net cash provided by operating activities is primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in the first quarter of Fiscal 1996 was $4.2 million, primarily due to expenditures of property and equipment, partially offset by proceeds from property dispositions. During the first quarter of Fiscal 1995, cash used for investing activities was $4.8 million primarily reflecting the expenditures for property and equipment, partially offset by proceeds from the disposal of the home centers segment. Cash used for financing activities in the first quarter of Fiscal 1996 was $11.7 million compared to $44.1 million in the prior-year period. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the Working Capital Facility, partially offset by a decrease in book overdrafts.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION



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

                                SUPERMARKETS GENERAL HOLDINGS CORPORATION

                                By          /s/ RON MARSHALL
                                   ----------------------------------------
                                            (Ron Marshall)
                                       Executive Vice President
                                     and Chief Financial Officer



                                By           /s/ JOSEPH ADELHARDT
                                   ----------------------------------------
                                              (Joseph Adelhardt)
                                     Senior Vice President and Controller,
                                           Chief Accounting Officer





Date: June 17, 1996