Form 10-Q
period 1996-08-03
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1996-09-17
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ______________

                 For the Quarter Ended         Commission File Number
                    August 3, 1996                     0-16404

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

                       Delaware                       13-3408704
           (State of other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

            301 Blair Road, P.O. Box 5301             07095-0915
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

    As of August 3, 1996, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.


================================================================================

                  PART 1. FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements


            SUPERMARKETS GENERAL HOLDINGS CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (in thousands)


                                                                            13 Weeks Ended                  26 Weeks Ended
                                                                    --------------------------------------------------------------
                                                                       August 3,       July 29,       August 3,         July 29,
                                                                         1996            1995           1996              1995
                                                                      -----------    ------------   -------------     ------------
Sales ...........................................................      $ 994,715     $ 1,020,788     $ 1,955,945      $ 2,053,973

Cost of sales (exclusive of depreciation and amortization
    shown separately below) .....................................        697,514         726,333       1,374,130        1,462,195
                                                                       ---------     -----------     -----------      -----------
Gross profit ....................................................        297,201         294,455         581,815          591,778

Selling, general and administrative expenses ....................        237,237         233,342         469,538          466,835

Depreciation and amortization ...................................         21,458          20,117          42,132           40,096
                                                                      -----------    ------------   -------------     ------------

Operating earnings ..............................................         38,506          40,996          70,145           84,847

Gain on disposition of freestanding drug stores .................             --          15,535              --           15,535

Interest expense ................................................        (41,106)        (43,750)        (81,695)         (86,920)
                                                                      -----------    ------------   -------------     ------------

Earnings (loss) before income tax benefit and extraordinary
    items .......................................................         (2,600)         12,781         (11,550)          13,462

Income tax benefit  .............................................            878          19,941           4,503           19,840
                                                                      -----------    ------------   -------------     ------------

Earnings (loss) before extraordinary items ......................         (1,722)         32,722          (7,047)          33,302

Extraordinary items, net of an income tax benefit ...............           (204)           (675)           (997)            (927)
                                                                      -----------    ------------   -------------     ------------

Net earnings (loss) .............................................         (1,926)         32,047          (8,044)          32,375

Less:  non-cash preferred stock accretion and dividend requirements       (4,736)         (4,721)         (9,469)          (9,437)
                                                                      -----------    ------------   -------------     ------------

Net income (loss) attributable to common stockholder.............      $  (6,662)    $    27,326     $   (17,513)     $    22,938
                                                                      ===========    ============   =============     ============


















                     See notes to consolidated financial statements (unaudited).
                                                  1



                                         SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                          CONSOLIDATED BALANCE SHEETS (Unaudited)
                                           (in thousands except share amounts)

                                                                      August 3,       February 3,
                                                                        1996             1996
                                                                     ----------      ------------
       ASSETS
Currents Assets
    Cash and cash equivalents ....................................     $  9,602         $  12,526
    Accounts receivable, net......................................       10,975            10,840
    Merchandise inventories.......................................      207,929           225,780
    Income taxes receivable.......................................        3,939             1,163
    Deferred income taxes ........................................        7,848             8,254
    Prepaid expenses..............................................       25,068            25,211
    Due from suppliers............................................       14,661            13,178
    Other current assets..........................................        4,274             5,868
                                                                     ----------      ------------
          Total Current Assets ...................................      284,296           302,820
Property and Equipment, Net.......................................      600,642           603,832
Deferred Financing Costs, Net.....................................       30,500            33,685
Deferred Income Taxes.............................................       29,200            26,805
Other Assets......................................................       43,989            41,628
                                                                     ----------      ------------
                                                                     $  988,627      $  1,008,770
                                                                     ==========      ============
       LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
    Accounts payable..............................................   $  174,782        $  185,328
    Book overdrafts ..............................................       44,518            43,989
    Current maturities of long-term debt..........................       58,639            51,753
    Accrued payroll and payroll taxes.............................       51,679            54,427
    Current portion of obligations under capital leases...........       20,677            20,684
    Accrued interest payable......................................       21,132            19,309
    Accrued expense and other liabilities.........................       91,832            96,084
                                                                     ----------      ------------
           Total Current Liabilities..............................      463,259           471,574
                                                                     ----------      ------------
Long-Term Debt....................................................    1,231,737         1,242,324
                                                                     ----------      ------------
Obligations Under Capital Leases, Long-Term.......................      145,004           140,166
                                                                     ----------      ------------
Other Noncurrent Liabilities......................................      284,103           273,530
                                                                     ----------      ------------
Redeemable Securities
   Exchangeable Preferred Stock, $.01 par value...................      104,494           103,633
        Authorized: 9,000,000 shares
        Issued and outstanding: 4,890,671 at August 3, 1996
          and February 3, 1996
        Liquidation preference, $25 per share: $122,267 at
          August 3, 1996 and  February 3, 1996
                                                                     ----------      ------------
          Total Redeemable Securities.............................      104,494           103,633
                                                                     ----------      ------------
Commitments and Contingencies (Note 6)
Stockholder's Deficit
    Class A Common Stock, $.01 par value..........................            7                 7
         Authorized: 1,075,000 shares
         Issued and outstanding: 650,675 shares at  August 3,
               1996 and February 3, 1996
    Class B Common Stock, $.01 par value..........................            3                 3
         Authorized: 1,000,000 shares
         Issued and outstanding: 320,000 shares at  August 3,
               1996 and February 3, 1996
    Paid-in Capital...............................................      196,810           197,671
    Accumulated Deficit...........................................   (1,436,790)       (1,420,138)
                                                                     ----------      ------------
          Total Stockholder's Deficit.............................   (1,239,970)       (1,222,457)
                                                                     ----------      ------------
                                                                     $  988,627      $  1,008,770
                                                                     ==========      ============


             See notes to consolidated financial statements (unaudited).
                                          2


                                             SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (Unaudited)
                                            (in thousands except per share amounts)


                                                    Class A       Class B                                             Total
                                                     Common       Common          Paid-in        Accumulated       Stockholder'
                                                     Stock         Stock          Capital          Deficit           Deficit
                                                    -------       -------      ----------      -------------      -------------
Balance, February 3, 1996......................        $  7          $  3      $  197,671      $  (1,420,138)     $  (1,222,457)
    Net loss ..................................           -             -              -              (8,044)            (8,044)
    Accrued dividends on preferred stock
          ($.88 per share).....................           -             -              -              (8,608)            (8,608)
    Accretion on preferred stock...............           -             -            (861)                -                (861)
                                                    -------       -------      ----------      -------------      -------------
Balance, August 3, 1996........................        $  7          $  3      $  196,810      $  (1,436,790)     $  (1,239,970)
                                                    =======       =======      ==========      =============      =============


Balance at January 28, 1995....................        $  7          $  3      $  199,135      $  (1,479,450)     $  (1,280,305)
    Net earnings...............................           -             -              -              32,375             32,375
    Accrued dividends on preferred stock
          ($.88 per share).....................           -             -              -              (8,608)            (8,608)
    Accretion on preferred stock...............           -             -            (829)                -                (829)
                                                    -------       -------      ----------      -------------      -------------
Balance,  July 29, 1995........................        $  7          $  3      $  198,306      $  (1,455,683)     $  (1,257,367)
                                                    =======       =======      ==========      =============      =============











                  See notes to consolidated financial statements (unaudited).
                                                      3


                                       SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                    (in thousands)

                                                                                              26 Weeks Ended
                                                                                       ---------------------------
                                                                                         August 3,        July 29,
                                                                                          1996              1995
                                                                                       ---------         ---------
Operating Activities
    Net earnings (loss) ...........................................................    $  (8,044)        $  32,375
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
            Extraordinary loss on early extinguishment of debt ....................          997               927
            Depreciation and amortization .........................................       43,824            41,396
            Deferred income tax benefit ...........................................       (1,685)          (36,538)
            Interest accrued but not payable ......................................        8,122             7,318
            Amortization of original issue discount ...............................        1,566             4,193
            Amortization of debt issuance costs ...................................        3,637             3,558
            Gain on disposal of property and equipment ............................       (5,461)              (42)
            Gain on disposition of freestanding drug stores .......................          --            (15,535)
            Cash provided by (used for) operating assets and liabilities:
                Accounts receivable, net ..........................................         (135)              727
                Merchandise inventories ...........................................       17,851             8,393
                Income taxes  .....................................................       (2,081)           17,629
                Other current assets...............................................         (855)            5,976
                Other assets ......................................................       (3,272)           (1,849)
                Accounts payable ..................................................      (10,546)           (9,570)
                Accrued interest payable ..........................................        1,823             1,183
                Accrued expenses and other current liabilities ....................       (8,458)           (7,768)
                Other noncurrent liabilities ......................................        1,964             4,931
                                                                                       ---------         ---------
                     Cash provided by operating activities ........................       39,247            57,304
                                                                                       ---------         ---------
Investing Activities
    Property and equipment expenditures ...........................................      (23,799)          (26,430)
    Proceeds from disposition of property and equipment ...........................        6,655               717
    Proceeds from disposal of home centers segment ................................          --              4,706
    Proceeds from disposition of freestanding drug stores .........................          --             60,521
                                                                                       ---------         ---------
                     Cash provided by (used for) investing activities .............      (17,144)           39,514
                                                                                       ---------         ---------
Financing Activities
    Increase (decrease) in Working Capital Facilities borrowings ..................       16,000           (34,000)
    Decrease in Pathmark Term Loan ................................................      (20,799)          (42,500)
    Increase in book overdrafts ...................................................          529             4,463
    Increase in other borrowings...................................................          875               808
    Repayment of other long-term borrowings .......................................       (6,457)           (2,346)
    Reduction in obligations under capital leases .................................      (10,048)           (8,864)
    Repayment of PTK Exchangeable Guaranteed  Debentures ..........................       (3,007)          (25,113)
    Premiums incurred in redemption of PTK Exchangeable Guaranteed Debentures
        and other borrowings........................................................        (554)           (1,392)
    Deferred financing fees .......................................................       (1,566)               --
                                                                                       ---------         ---------
                    Cash used for financing activities ............................      (25,027)         (108,944)
                                                                                       ---------         ---------

Decrease in cash and cash equivalents .............................................       (2,924)          (12,126)
Cash and cash equivalents at beginning of period ..................................       12,526            23,247
                                                                                       ---------         ---------
Cash and cash equivalents at end of period ........................................     $  9,602         $  11,121
                                                                                       =========         =========

Supplemental Disclosures of Cash Flow Information:
     Interest paid ................................................................    $  63,777         $  67,565
                                                                                       =========         =========
     Income taxes paid ............................................................     $  3,995         $   2,419
                                                                                       =========         =========
Noncash Investing and Financing Activities:
    Capital lease obligations .....................................................    $  19,790         $  10,575
                                                                                       =========         =========

            See notes to consolidated financial statements (unaudited).
                                         4

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)



Note 1-Organization and Basis of Presentation

    Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operates 143 supermarkets, including 51 Pathmark 2000 format stores, in the Middle Atlantic States, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

    The accompanying consolidated financial statements of the Company indicate that at August 3, 1996 current liabilities exceed its current assets by $179.0 million and the Company's stockholder's deficit approximates $1.24 billion. Management believes that cash flows generated from operations supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited)-(Continued)



Note 2-New Accounting Standard-(Continued)

     Selling, general and administrative expenses for the 26 weeks ended August 3, 1996 are net of a gain of $5.6 million related to the sale of certain real estate.

Note 3-Long-Term Debt

    Long-term debt is comprised of the following (dollars in thousands):


                                                                            August 3,        February 3,
                                                                               1996             1996
                                                                           ----------        ----------
Pathmark Term Loan..............................................           $  267,156        $  287,955
Working Capital Facilities......................................               62,000            46,000
10.25% PTK Exchangeable Guaranteed Debentures due 2003..........               26,060            27,679
9.625% Pathmark Senior Subordinated Notes due 2003...............             437,603           437,426
10.75% Pathmark Deferred Coupon Notes due 2003...................             160,002           151,881
12.625% Pathmark Subordinated Debentures due 2002................              95,750            95,750
11.625% Pathmark Subordinated Notes due 2002.....................             199,017           199,017
11.625% Holdings Subordinated Notes due 2002.....................                 983               983
Industrial revenue bonds.........................................               6,375             6,375
Other debt (primarily mortgages).................................              35,430            41,011
                                                                           ----------        ----------
Total debt.......................................................           1,290,376         1,294,077
Less: current maturities.........................................              58,639            51,753
                                                                           ----------        ----------
Long-term portion................................................          $1,231,737        $1,242,324
                                                                           ==========        ==========


Note 4-Interest Expense
      Interest expense is comprised of the following (dollars in thousands):

                                                          13 Weeks Ended             26 Weeks Ended
                                                        --------------------      --------------------
                                                        August 3,   July 29,      August 3,   July 29,
                                                         1996         1995         1996         1995
                                                        -------      -------      -------      -------
Pathmark Term Loan................................      $ 5,813       $7,730      $11,714      $15,655
Working Capital Facilities........................        1,446        1,690        2,656        2,980
9.625% Pathmark Senior Subordinated Notes.........
      due 2003....................................
        Amortization of original issue discount...           89           89          177          177
        Currently payable.........................       10,587       10,587       21,175       21,175
10.75% Pathmark Deferred Coupon Notes
      due 2003
        Accrued but not payable...................        4,114        3,707        8,122        7,318
12.625% Pathmark Subordinated Debentures
      due 2002....................................        3,022        3,022        6,044        6,044
11.625% Pathmark Subordinated Notes due 2002......        5,812        5,812       11,625       11,625
10.25% PTK Exchangeable Guaranteed
      Debentures due 2003
        Amortization of original issue discount...          658        1,940        1,389        4,016
Amortization of debt issuance costs...............        1,821        1,779        3,637        3,558
Obligations under capital leases..................        4,698        4,036        9,040        8,084
Other, net........................................        3,046        3,358        6,116        6,288
                                                        -------      -------      -------      -------
Interest expense..................................      $41,106      $43,750      $81,695      $86,920
                                                        =======      =======      =======      =======

      The majority of the cash interest payments are scheduled in the second and fourth quarters.

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited) - (Continued)



Note 5-Extraordinary Items

    The extraordinary items, representing the loss on early extinguishment of indebtedness, consist of the following (dollars in thousands):


                                                         13 Weeks Ended                  26 Weeks Ended
                                                    ------------------------         ------------------------
                                                    August 3,       July 29,        August 3,        July 29,
                                                      1996            1995            1996             1995
                                                    ---------       --------         --------        --------
Loss before income taxes                               $(352)        $(1,140)         $(1,692)        $(1,392)

Income tax benefit                                        148            465              695             465
                                                    ---------       --------         --------        --------
Extraordinary items, net of a tax benefit               $(204)      $   (675)        $   (997)       $   (927)
                                                    =========       ========         ========        ========



    During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premium, resulting in a net loss on early extinguishment of debt of $0.2 million, net of an income tax benefit of $0.1 million.

    During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees, resulting in a net loss on early extinguishment of debt of $0.7 million, net of an income tax benefit of $0.5 million.

    During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures, including accrued interest and debt premium. The debt premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.1 million, net of an income tax benefit of $0.1 million.

    During the second quarter of Fiscal 1995, in connection with the proceeds received related to the sale of 30 of its freestanding drug stores, the Company was required to paydown $21.8 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.7 million. During the first quarter of Fiscal 1995, in connection with the final proceeds received related to the disposition of the home centers segment, the Company was required to paydown $4.7 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.2 million.

Note 6-Contingencies

    In connection with the sale of its home centers segment the Company has, as lessor, entered into leases for certain real property with Rickel Home Centers Inc. ("Rickel"), as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $6.9 million.
In addition, as part of the sale, the Company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 3, 1996, the estimated present value of obligations under the Assumed Liabilities is approximately $33.0 million. In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On April 29, 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings. On August 6, 1996, Rickel filed an order with the Bankruptcy Court to reject the lease at Totowa, NJ. The estimated present value of this lease

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Unaudited) - (Continued)



Note 6 - Contingencies - (Continued)

obligation is approximately $5.1 million. Since the The bankruptcy is in its early stages and it is too early to determine whether Rickel will reject any additional Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    With the exception of historical information, the matters discussed herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates and the general economic conditions in the Company's trading areas.


Results of Operations

    Sales:
     Sales for the second quarter of Fiscal 1996 were $994.71 million compared to $1,020.8 million in the prior year. For the six-month period, sales were $1,955.9 million compared to $2,054.0 million in the prior year. Fiscal 1996 sales were impacted by the disposition of the freestanding drug stores during Fiscal 1995. Sales generated by the freestanding drug stores were $41.0 million in the second quarter of Fiscal 1995 and $86.5 million in the six-month period of Fiscal 1995. Same store sales from supermarkets increased 0.8% in the second quarter and decreased 1.4% in the six-month period. The same store sales for the six-month period of Fiscal 1996 were negatively impacted by the 3.5% decrease in same store sales during the first quarter due to the inclement weather during the quarter compared to the unusually mild weather in the same period last year, as well as a significant increase in competitive new store openings and remodels.

     At quarter end, the Company operated 143 supermarkets, including 51 Pathmark 2000 format stores compared with the end of Fiscal 1995 when the Company operated 144 supermarkets, including 44 Pathmark 2000 format stores.

     Gross Profit:
     Gross profit for the second quarter of Fiscal 1996 was $297.2 million or 29.9% of sales compared with $294.5 million or 28.8% of sales for the prior year and for the six-month period of Fiscal 1996 was $581.8 million or 29.7% of sales compared with $591.8 million or 28.8% of sales for the prior year. Excluding the impact of the disposition of the freestanding drug stores, gross profit as a percentage of sales was 29.1% for both the second quarter and six-month period of Fiscal 1995. The improvement in gross profit as a percentage of sales for the second quarter and six-month period compared to the prior years was primarily due to increased focus on merchandising programs, the impact of the disposition of the freestanding drug stores, as well as the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments particularly high margin perishables. The decrease in gross profit for the six-month period of Fiscal 1996 of $581.8 million compared to the prior year of $591.8 million was primarily attributable to the lower sales in the first quarter of Fiscal 1996. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.8 million and $0.5 million for the second quarter of Fiscal 1996 and Fiscal 1995, respectively, and a pretax LIFO charge of $1.7 million and $1.3 million for the six-month period of Fiscal 1996 and Fiscal 1995, respectively.

     Selling, General and Administrative Expenses ("SG&A"):
     SG&A for the second quarter of Fiscal 1996 increased $3.9 million or 1.7% compared to the prior year and increased $2.7 million or 0.6% for the six-month period of Fiscal 1996 compared with the prior year. SG&A, on a proforma basis eliminating the SG&A impact of the freestanding drug stores in prior year, increased 5.9% and 5.2%, respectively, for the second quarter and six-month period compared to the prior year. As a percentage of sales, SG&A were 23.8% for the second quarter of Fiscal 1996, up from 22.9% in the prior year and were 24.0% for the six-month period of Fiscal 1996, up from 22.7% for the prior year. The increase in SG&A as a percentage of sales for the second quarter and six-month period of Fiscal 1996 compared to the prior years was primarily due to higher labor and labor related expenses, promotional expenses and occupancy costs, partially offset by the the impact of the disposition of the freestanding drug stores in Fiscal 1995 and a curtailment gain of $2.0 million due to

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


the elimination of all retiree medical coverage for active non-union associates in Fiscal 1996. SG&A for the six-month period of Fiscal 1996 also included a first quarter provision of $5.8 million representing the termination costs for two former executives of the Company and a first quarter gain of $5.6 million recognized on the sale of certain real estate.

    Depreciation and Amortization:
     Depreciation and amortization of $21.5 million for the second quarter of Fiscal 1996 was $1.3 million higher than the prior year of $20.1 million.
For the six-month period of Fiscal 1996 depreciation and amortization of $42.1 million was $2.0 million higher than the prior year of $40.1 million. The increase in depreciation and amortization expense for the second quarter and six-month period of Fiscal 1996 compared to the prior years was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.75 million and $0.65 million in the second quarter of Fiscal 1996 and Fiscal 1995, respectively, and $1.5 million and $1.3 million for the six-month period of Fiscal 1996 and Fiscal 1995, respectively.

    Disposition of Freestanding Drug Stores:
     During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores and on July 28, 1995, through its Pathmark subsidiary, completed the sale of 30 of its freestanding drug stores, including merchandise inventory, to Rite-Aid Corporation for $59.9 million.
The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Five of the remaining six freestanding drug stores were closed during Fiscal 1995 and the sixth store was closed during the second quarter of Fiscal 1996.

    Operating Earnings:
     Operating earnings for the second quarter of Fiscal 1996 were $38.5 million compared with the prior year of $41.0 million. For the six-month period of Fiscal 1996, operating earnings were $70.1 million compared with $84.8 million for the prior year. The decrease in operating earnings during the second quarter of Fiscal 1996 compared to the prior year was due to higher SG&A and depreciation and amortization expense, partially offset by higher gross profit. The decrease in operating earnings during the six-month period of Fiscal 1996 compared to the prior year was due to lower sales in the first quarter of Fiscal 1996 and higher SG&A and depreciation and amortization expense.

    Interest Expense:
     Interest expense was $41.1 million for the second quarter of Fiscal 1996 compared to $43.8 million in the prior year and $81.7 million for the six-month period of Fiscal 1996 compared to $86.9 million in the prior year due to reductions in the Term Loan and the reduction in the amortization of PTK Exchangeable Guaranteed Debentures original issue discount as a result of their early paydown, along with lower interest rates.

    Income Taxes:
     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit for the second quarter and the six-month period of Fiscal 1996 was $0.9 million and $4.5 million, respectively. Although the Company generated a $4.5 million income tax benefit for the six-month period, management expects an annual tax provision as a result of taxable income for the full fiscal year. The income tax benefit for the second quarter and the six-month period of Fiscal 1995 was $19.9 million and $19.8 million, respectively, reflecting the reversal of the valuation allowance related to the deferred income tax assets.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

     During the six-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $2.9 million. During the six-month period of Fiscal 1995, the Company made income tax payments of $2.4 million and received income tax refunds of $8.0 million.

    Extraordinary Items:
     During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million.

     During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees, resulting in a net loss on early extinguishment of debt of $0.7 million.

     During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.1 million.

     During the second quarter of Fiscal 1995 in connection with the proceeds received related to the sale of 30 of its freestanding drug stores, the Company was required to paydown $21.8 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.7 million.

     During the first quarter of Fiscal 1995, in connection with the proceeds received related to the disposition of the home centers segment, the Company made a paydown of $4.7 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.3 million.

    Summary of Operations:
     For the second quarter of Fiscal 1996, the Company's net loss was $1.9 million compared to net earnings of $32.0 million for the prior year and for the six-month period of Fiscal 1996, the Company's net loss was $8.0 million compared to earnings of $32.4 million for the prior year. The decrease in earnings for the second quarter and six-month period of Fiscal 1996 compared to the prior year was primarily due to lower operating earnings, the gain on disposition of the freestanding drug stores in Fiscal 1995, and a higher income tax benefit in Fiscal 1995, partially offset by lower interest expense in Fiscal 1996.

Financial Condition

    Debt Service:
     During the six-month period of Fiscal 1996, total debt decreased $3.7 million from Fiscal 1995 year end primarily due to scheduled Pathmark Term Loan repayments and the paydown of the PTK Exchangeable Guaranteed Debentures, partially offset by borrowings under the Pathmark Working Capital Facility and debt accretion on Pathmark Deferred Coupon Notes and PTK Exchangeable Guaranteed Debentures. Borrowings under the Pathmark Working Capital Facility were $62.0 million at August 3, 1996 and have decreased to $28.5 million at September 12, 1996.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

     In conjunction with the Pathmark reacquisition of the Plainbridge capital stock, the outstanding obligations of Plainbridge under its credit agreement were satisfied by Pathmark and the Plainbridge credit agreement was terminated. The Company, through its Pathmark subsidiary, simultaneously entered into an amendment to its credit agreement with its existing lenders increasing the Company's Working Capital Facility from $175 million to $200 million (of which the maximum of $125.0 million can be in letters of credit) to satisfy any additional liquidity needs and prospectively modifying certain of its financial covenants to take into account the operations of Plainbridge. The Pathmark Working Capital Facility is subject to an annual cleandown provision. Under the terms of the cleandown provision, in each fiscal year loans cannot exceed $60.0 million (formerly $50.0 million) under the Pathmark Working Capital Facility for a period of 30 consecutive days. Pathmark satisfied the terms of the Fiscal 1996 cleandown provision during the first quarter.

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

     The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures) are as follows (dollars in million):


                                                         Principal
     Fiscal Years                                        Payments
     ------------                                        --------
           1996(a) .................................     $ 30.7
           1997 ....................................       55.5
           1998 ....................................      156.0
           1999 ....................................      128.1
           2000 ....................................       50.2
           2001 ....................................       50.0
           2002 ....................................      194.8
           2003 ....................................      625.1
__________
(a)   Subsequent to August 3, 1996.

    Liquidity:
     The consolidated financial statements of the Company indicate that at August 3, 1996, current liabilities exceed its current assets by $179.0 million and the stockholder's deficit approximates $1.24 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. Further, the Company believes it will continue to be in compliance with its various debt covenants, which include certain levels of operating cash flow (as defined), minimum interest coverage and a maximum leverage ratio.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


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

    Preferred Stock Dividends:
     The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at August 3, 1996, the unpaid dividends of $64.6 million were accrued and included in other noncurrent liabilities.

    Capital Expenditures:
     Capital expenditures for the second quarter of Fiscal 1996, including property acquired under capital leases, were approximately $27.9 million compared to approximately $20.8 million for the prior year and for the six-month period of Fiscal 1996 were approximately $43.6 million compared to $37.0 million for the prior year. During the six-month period of Fiscal 1996, the Company opened three new Pathmark 2000 format stores, two of which replaced smaller stores, and completed six major renovations and enlargements to existing supermarkets. During the remainder of Fiscal 1996, the Company plans to open as many as three new Pathmark 2000 format stores and plans to complete up to 21 major renovations and enlargements.

    Cash Flows:
     Cash provided by operating activities amounted to $39.2 million in the six-month period of Fiscal 1996 compared to $57.3 million in the prior year. The decrease in net cash provided by operating activities is primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in the six-month period of Fiscal 1996 was $17.1 million primarily due to expenditures of property and equipment, partially offset by proceeds from property dispositions. During the six-month period of Fiscal 1995, cash provided by investing activities was $39.5 million primarily reflecting the proceeds from the disposition of the freestanding

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

drug stores and the disposal of the home centers segment, partially offset by the expenditures for property and equipment. Cash used for financing activities in the six-month period of Fiscal 1996 was $25.0 million compared to $108.9 million in the prior year. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the Working Capital Facility, a decrease in the repayment of PTK Exchangeable Guaranteed Debentures and a paydown of $25.0 million on the Term Loan in Fiscal 1995 in conjunction with the disposition of the freestanding drug stores, partially offset by a decrease in book overdrafts.

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

                                  SUPERMARKETS GENERAL HOLDINGS CORPORATION


                                  By   /s/ RON MARSHALL
                                     --------------------------------------
                                           (Ron Marshall)
                                        Executive Vice President
                                      and Chief Financial Officer




                                        By   /s/ JOSEPH ADELHARDT
                                     --------------------------------------
                                             (Joseph Adelhardt)
                                      Senior Vice President and Controller,
                                             Chief Accounting Officer



Date: September 16, 1996