Form 10-Q
period 1996-11-02
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1996-12-17
CIK 821139

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

    For the Quarter Ended                        Commission File Number
       November 2, 1996                                 0-16404

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3408704
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 301 Blair Road, P.O. Box 5301                               07095-0915
     Woodbridge, New Jersey                                  (Zip Code)
(Address of principal executive offices)

                                  908-499-3000
              (Registrant's telephone number, including area code)

                               -------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
            $3.52 Cumulative Exchangeable Redeemable Preferred Stock
                               -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes         X            No
                     ------------             ------------

        As of November 2, 1996, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

===============================================================================

                          PART 1. FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements


                          SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                        (in thousands)



                                                     13 Weeks Ended             39 Weeks Ended
                                                 ------------------------   ------------------------
                                                 November 2,  October 28,   November 2,  October 28,
                                                    1996         1995          1996         1995
                                                 ----------   ----------    ----------   ----------

Sales.....................................        $973,908     $992,039     $2,929,853   $3,046,012

Cost of sales  (exclusive of depreciation and
amortization shown separately below)......         683,344      709,497      2,057,474    2,171,692
                                                   -------      -------      ---------    ---------

Gross profit..............................         290,564      282,542        872,379      874,320

Selling, general and administrative expenses       235,584      229,469        705,122      696,304

Depreciation and amortization.............          20,536       20,134         62,668       60,230
                                                   -------      -------      ---------    ---------

Operating earnings........................          34,444       32,939        104,589      117,786

Gain on disposition of freestanding drug stores         --           --             --       15,535

Interest expense..........................         (40,951)     (41,879)      (122,646)    (128,799)
                                                   -------      -------       --------     --------

Earnings (loss) before income tax benefit and
 extraordinary items......................          (6,507)      (8,940)       (18,057)       4,522

Income tax benefit........................           2,567        4,294          7,070       24,134
                                                   -------      -------       --------     --------

Earnings (loss) before extraordinary items          (3,940)      (4,646)       (10,987)      28,656

Extraordinary  items,  net of an  income  tax
benefit...................................              --           --           (997)        (927)
                                                   -------      -------       --------     --------

Net earnings (loss).......................          (3,940)      (4,646)       (11,984)      27,729

Less:  non-cash preferred stock accretion and
dividend requirements.....................          (4,740)      (4,723)       (14,209)     (14,160)
                                                   -------      -------       --------     --------

Net income (loss) attributable to common
 stockholder..............................         $(8,680)     $(9,369)      $(26,193)    $ 13,569
                                                   =======      =======       ========     ========


           See notes to consolidated financial statements (unaudited).
                                       1

                          SUPERMARKETS GENERAL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (in thousands except share amounts)



                                                                  November 2,     February 3,
                                                                     1996            1996
                                                                   ---------       ---------


  ASSETS
Current Assets
  Cash and cash equivalents...................................        11,737          12,526
  Accounts receivable, net ...................................        11,373          10,840
  Merchandise inventories.....................................       231,191         225,780
  Income taxes receivable.....................................         6,325           1,163
  Deferred income taxes.......................................         7,034           8,254
  Prepaid expenses............................................        26,567          25,211
  Due from suppliers..........................................        14,461          13,178
  Other current assets........................................         5,675           5,868
                                                                   ---------       ---------
     Total Current Assets.....................................       314,363         302,820
Property and Equipment, Net...................................       598,848         603,832
Deferred Financing Costs, Net.................................        29,941          33,685
Deferred Income Taxes.........................................        30,698          26,805
Other Assets..................................................        41,990          41,628
                                                                   ---------       ---------

                                                                  $1,015,840      $1,008,770
                                                                   =========       =========

  LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
  Accounts payable............................................    $  188,098      $  185,328
  Book overdrafts.............................................        38,023          43,989
  Current maturities of long-term debt........................        69,842          51,753
  Accrued payroll and payroll taxes...........................        52,111          54,427
  Current portion of lease obligations........................        21,390          20,684
  Accrued interest payable....................................        19,244          19,309
  Accrued expense and other current liabilities...............        92,643          96,084
                                                                 ------------     -----------
   Total Current Liabilities..................................       481,351         471,574
                                                                 -----------      -----------
Long-Term Debt................................................     1,222,736       1,242,324
                                                                 -----------      -----------
Lease Obligations, Long-Term .................................       165,433         140,166
                                                                 -----------      -----------
Other Noncurrent Liabilities .................................       290,039         273,530
                                                                 -----------      -----------

Redeemable Securities
  Exchangeable Preferred Stock, $.01 par value ...............       104,931         103,633
  Authorized: 9,000,000 shares
  Issued and outstanding: 4,890,671 at November 2, 1996 and
    February 3, 1996
  Liquidation preference, $25 per share: $122,267 at November 2,
    1996 and February 3, 1996
                                                                 -----------      -----------
    Total Redeemable Securities ..............................       104,931         103,633
                                                                 -----------      -----------
Commitments and Contingencies (Note 7)
Stockholder's Deficit
  Class A Common Stock, $.01 par value .......................             7               7
    Authorized: 1,075,000 shares
    Issued and outstanding: 650,675 at November 2, 1996 and
      February 3, 1996
  Class B Common Stock, $.01 par value .......................             3               3
      Authorized: 1,000,000 shares
      Issued and outstanding: 320,000 at November 2, 1996 and
      February 3, 1996
Paid-in Capital ..............................................       196,373         197,671
Accumulated Deficit ..........................................    (1,445,033)     (1,420,138)
                                                                 ------------    ------------
  Total Stockholder's Deficit ................................    (1,248,650)     (1,222,457)
                                                                 ------------    ------------
                                                                 $ 1,015,840     $ 1,008,770
                                                                 ============    ============

           See notes to consolidated financial statements (unaudited).
                                       2

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (Unaudited)
                                 (in thousands)


                                                  Class A      Class B                                               Total
                                                  Common        Common        Paid-in         Accumulated        Stockholder's
                                                   Stock        Stock         Capital           Deficit             Deficit
                                                   ----         ------       ---------         -----------        ------------


Balance, February 3, 1996 ................       $     7       $     3      $ 197,671        $(1,420,138)       $(1,222,457)
   Net loss...............................            --            --             --            (11,984)           (11,984)
   Accrued dividends on preferred stock
     ($.88 per share) ....................            --            --             --            (12,911)           (12,911)
   Accretion on preferred stock ..........            --            --         (1,298)                --             (1,298)
                                                   ------       ------       ---------       -----------        ------------
Balance, November 2, 1996 ................       $     7       $     3      $ 196,373        $(1,445,033)       $(1,248,650)
                                                  =======      =======      ==========        ============       =============

Balance, January 28, 1995 ................       $     7       $     3      $ 199,135       $ (1,479,450)      $ (1,280,305)
  Net earnings ...........................            --            --             --             27,729             27,729
  Accrued dividends on preferred stock
   ($.88 per share).......................            --            --             --            (12,911)           (12,911)
  Accretion on preferred stock ...........            --            --         (1,249)                --             (1,249)
                                                  ------        ------       ---------       -----------        ------------
Balance, October 28, 1995 ................       $     7       $     3      $ 197,886       $ (1,464,632)      $ (1,266,736)
                                                  ======        ======       =========       ===========        ============

           See notes to consolidated financial statements (unaudited).
                                       3

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                39 Weeks Ended
                                                                                         ------------------------------
                                                                                          November 2,      October 28,
                                                                                             1996              1995
                                                                                          ---------         ---------
Operating Activities
   Net earnings (loss) .......................................................         $   (11,984)     $    27,729
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt ......................                 997              927
     Depreciation and amortization ...........................................              65,251           62,180
     Deferred income tax benefit .............................................              (4,925)         (37,274)
     Interest accruable but not payable ......................................              12,344           11,123
     Amortization of original issue discount .................................               2,343            5,810
     Amortization of debt issuance costs .....................................               5,555            5,341
     (Gain) loss on disposal of property and equipment .......................              (5,332)              38
     Gain on disposition of freestanding drug stores .........................                  --          (15,535)
     Cash provided by (used for) operating assets and liabilities:
       Accounts receivable, net ..............................................                (533)           2,300
       Merchandise inventories ...............................................              (5,411)             772
       Income taxes ..........................................................              (4,467)           7,795
       Other current assets ..................................................              (3,526)           3,100
       Other assets ..........................................................                 364           (2,588)
       Accounts payable ......................................................               2,770            9,240
       Accrued interest payable ..............................................                 (65)          19,617
       Accrued expenses and other current liabilities ........................              (8,366)         (14,121)
       Other noncurrent liabilities ..........................................               3,598           11,472
                                                                                         ---------        ---------
         Cash provided by operating activities ...............................              48,613           97,926
                                                                                         ---------        ---------
Investing Activities
   Property and equipment expenditures .......................................             (38,198)         (52,989)
   Proceeds from disposition of property and equipment .......................               8,059              831
   Proceeds from disposal of home centers segment ............................                  --            4,706
   Proceeds from disposition of freestanding drug stores .....................                  --           59,876
                                                                                       -----------     ------------
          Cash provided by (used for) investing activities ...................             (30,139)          12,424
                                                                                       -----------     ------------
Financing Activities
   Increase (decrease) in Working Capital Facilities borrowings ..............              25,000          (31,000)
   Decrease in Pathmark Term Loan ............................................             (32,890)         (50,589)
   Decrease in book overdrafts ...............................................              (5,966)         (10,126)
   Increase in other borrowings ..............................................               2,052            6,559
   Repayment of other long-term borrowings ...................................              (7,342)          (3,930)
   Reduction in lease obligations ............................................             (15,035)         (13,221)
   Repayment of PTK Exchangeable Guaranteed Debentures .......................              (3,007)         (25,113)
   Premiums incurred in redemption of PTK Exchangeable Guaranteed Debentures and
     other borrowings ........................................................                (554)          (1,392)
   Proceeds from lease financing .............................................              21,405               --
   Deferred financing fees ...................................................              (2,926)              --
                                                                                       -----------     ------------
         Cash used for financing activities ..................................             (19,263)        (128,812)
                                                                                       -----------     ------------
Decrease in cash and cash equivalents ........................................                (789)         (18,462)
Cash and cash equivalents at beginning of period .............................              12,526           23,247
                                                                                       -----------     ------------
Cash and cash equivalents at end of period ...................................         $    11,737     $      4,785
                                                                                       ===========     ============

Supplemental Disclosures of Cash Flow Information
         Interest paid .......................................................         $    98,852     $     82,554
                                                                                       ===========     ============
         Income taxes paid ...................................................         $     4,028     $      2,890
                                                                                       ===========     ============
Noncash Investing and Financing Activities
         Capital lease obligations ...........................................         $    24,821     $     21,620
                                                                                       ===========     ============

                                       4

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)

Note 1--Organization and Basis of Presentation

   Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 143 supermarkets as of November 2, 1996, including 52 Pathmark 2000 format stores, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

   On March 1, 1996, Pathmark reacquired all of the outstanding capital stock of Plainbridge, Inc. ("Plainbridge") by means of a capital contribution from its parent, PTK, Inc. ("PTK").

   The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended February 3, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission, except for the new accounting standard adopted effective February 4, 1996 (see Note 2). In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended February 3, 1996.

   The accompanying consolidated financial statements of the Company indicated that, at November 2, 1996, current liabilities exceed current assets by $167.0 million and stockholder's deficit approximates $1.25 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. The Company was in compliance with its various debt covenants at the end of the third quarter of Fiscal 1996. In December 1996, the Company amended its bank credit agreement ("Bank Credit Agreement") with its existing lenders modifying certain of its covenants, including those financial covenants concerning levels of operating cash flow (as defined), minimum interest coverage and maximum leverage ratio.

   Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year.

   Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.


Note 2--New Accounting Standard

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)-(Continued)

Note 2--New Accounting Standard--(Continued)

    Selling, general and administrative expenses for the 39 weeks ended November 2, 1996 are net of a gain of $5.6 million related to the sale of certain real estate.

Note 3--Long-Term Debt

   Long-term debt is comprised of the following (dollars in thousands):

                                                                                November 2,             February 3,
                                                                                   1996                     1996
                                                                               --------------            -----------

Pathmark Term Loan .......................................................      $   255,065             $   287,955
Working Capital Facilities ...............................................           71,000                  46,000
10.25% PTK Exchangeable Guaranteed Debentures due 2003 ...................           26,750                  27,679
9.625% Pathmark Senior Subordinated Notes due 2003 .......................          437,692                 437,426
10.75% Pathmark Deferred Coupon Notes due 2003 ...........................          164,225                 151,881
12.625% Pathmark Subordinated Debentures due 2002 ........................           95,750                  95,750
11.625% Pathmark Subordinated Notes due 2002 .............................          199,017                 199,017
11.625% Holdings Subordinated Notes due 2002 .............................              983                     983
Industrial revenue bonds .................................................            6,375                   6,375
Other debt (primarily mortgages) .........................................           35,721                  41,011
                                                                              -------------             -----------
Total debt ...............................................................        1,292,578               1,294,077
Less: current maturities .................................................           69,842                  51,753
                                                                              -------------             -----------
Long-term portion ........................................................      $ 1,222,736             $ 1,242,324
                                                                              ==============           ============

Note 4--Interest Expense

   Interest expense is comprised of the following (dollars in thousands):


                                                                 13 Weeks Ended                   39 Weeks Ended
                                                          -----------------------------    ---------------------------
                                                            November 2,     October 28,      November 2,    October 28,
                                                               1996            1995             1996           1995
                                                            ----------      ---------       ---------       ---------

Pathmark Term Loan .................................        $  5,519        $  6,494        $ 17,233        $ 22,149
Working Capital Facilities .........................           1,299           1,015           3,955           3,995
9.625% Pathmark Senior Subordinated
  Notes due 2003
   Amortization of original issue discount .........              88              88             265             265
   Currently payable ...............................          10,588          10,588          31,763          31,763
10.75% Pathmark Deferred Coupon Notes
  due 2003
    Accrued but not payable ........................           4,222           3,805          12,344          11,123
12.625% Pathmark Subordinated Debentures
  due 2002 .........................................           3,022           3,022           9,066           9,066
11.625% Pathmark Subordinated Notes
  due 2002 .........................................           5,813           5,813          17,438          17,438
10.25% PTK Exchangeable Guaranteed
  Debentures due 2003
     Amortization of original issue discount .......             689           1,528           2,078           5,544
Amortization of debt issuance costs ................           1,918           1,783           5,555           5,341
Obligations under capital leases ...................           4,287           4,116          13,327          12,200
Other, net .........................................           3,506           3,627           9,622           9,915
                                                           ---------       ---------       ---------       ---------
Interest expense ...................................        $ 40,951        $ 41,879        $122,646        $128,799
                                                           =========       =========       =========       =========

                                       6

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)-(Continued)

Note 4--Interest Expense--(Continued)

     The majority of the cash interest payments are scheduled in the second and fourth quarters. However, the November 1 semi-annual interest payment of $21.2 million on the 9.625% Senior Subordinated Notes was paid in the third quarter of Fiscal 1996 and the fourth quarter of Fiscal 1995 due to the timing of the quarter end dates.

Note 5--Extraordinary Items

     The extraordinary items, representing the loss on early extinguishment of indebtedness, consist of the following (dollars in thousands):


                                                                                   39 Weeks Ended
                                                                         ------------------------------------
                                                                          November 2,             October 28,
                                                                             1996                    1995
                                                                         -------------           ------------

Loss before income taxes ..........................................        $(1,692)                $(1,392)
Income tax benefit ................................................            695                     465
                                                                           -------                --------
Extraordinary items, net of a tax benefit .........................        $  (997)                $  (927)
                                                                           =======                ========


   During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million, net of an income tax benefit of $0.1 million. During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees, resulting in a net loss on early extinguishment of debt of $0.7 million, net of an income tax benefit of $0.5 million. During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures, including premium and original issue discount, resulting in a net loss on early extinguishment of debt of $0.1 million, net of an income tax benefit of $0.1 million.

   During the second quarter of Fiscal 1995, in connection with the proceeds received related to the sale of 30 of its freestanding drug stores, the Company made a paydown of $21.8 million of PTK Exchangeable Guaranteed Debentures, including premium and original issue discount, resulting in a net loss on early extinguishment of debt of $0.7 million. During the first quarter of Fiscal 1995, in connection with the final proceeds received related to the disposition of the home centers segment, the Company made a paydown of $4.7 million of PTK Exchangeable Guaranteed Debentures, including premium and original issue discount, resulting in a net loss on early extinguishment of debt of $0.2 million.

Note 6--Lease Financing

   During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million and simultaneously leased back the properties. The net proceeds were used to paydown debt, primarily the Working Capital Facility. Due to the Company's continuing involvement in such properties, no gain has been recorded and the transaction has been accounted for as a financing, with the associated liability of $21.4 million included in Lease Obligations.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)-(Continued)

Note 7--Contingencies

   In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into leases for certain real estate properties with Rickel Home Centers Inc. ("Rickel"), as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $6.9 million. In addition, as part of the sale, the Company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of February 3, 1996, the estimated present value of obligations under the Assumed Liabilities approximated $33.0 million.

   In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In April 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings. In August 1996, Rickel filed an order with the Bankruptcy Court to reject a third party lease. The estimated present value of this lease obligation is approximately $5.1 million. In November 1996, Rickel filed an order with the Bankruptcy Court to reject four Leases with aggregate annual rentals of approximately $2.4 million. The Company is actively marketing these properties to other prospective tenants. Since the bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company may become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The matters discussed herein, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates and the general economic conditions in the Company's trading areas.

Results of Operations

   Sales:
     Sales for the third quarter of Fiscal 1996 were $973.9 million compared to $992.0 million in the prior year. For the nine-month period, sales were $2,929.9 million compared to $3,046.0 million in the prior year. Fiscal 1996 sales were impacted by the disposition of the freestanding drug stores during Fiscal 1995. Sales generated by the freestanding drug stores were $11.2 million in the third quarter of Fiscal 1995 and $97.7 million in the nine-month period of Fiscal 1995. Same store sales from supermarkets decreased 1.3% in both the third quarter and the nine-month period primarily due to a significant increase in competitive new store openings and remodels.

     At quarter end, the Company operated 143 supermarkets, including 52 Pathmark 2000 format stores compared with the end of Fiscal 1995 when the Company operated 144 supermarkets, including 44 Pathmark 2000 format stores.

   Gross Profit:

     Gross profit for the third quarter of Fiscal 1996 was $290.6 million or 29.8% of sales compared with $282.5 million or 28.5% of sales for the prior year and for the nine-month period of Fiscal 1996 was $872.4 million or 29.8% of sales compared with $874.3 million or 28.7% of sales for the prior year. Excluding the impact of the disposition of the freestanding drug stores, gross profit as a percentage of sales was 28.6% for the third quarter and 28.9% for the nine-month period of Fiscal 1995. The improvement in gross profit as a percentage of sales for the third quarter and nine-month period of Fiscal 1996 compared to the prior years was primarily due to increased focus on merchandising programs, the impact of the disposition of the freestanding drug stores, as well as the Company's continuing emphasis on the Pathmark 2000 format stores which allow expanded variety in all departments particularly high margin perishables. The decrease in gross profit for the nine-month period of Fiscal 1996 of $872.4 million compared to the prior year of $874.3 million was primarily attributable to the lower sales, as discussed above, in the first quarter of Fiscal 1996. The cost of goods sold comparisons were affected by a pretax LIFO charge which was zero for the third quarter of Fiscal 1996 and $0.8 million for the prior year, and a pretax LIFO charge of $1.7 million and $2.1 million for the nine-month period of Fiscal 1996 and Fiscal 1995, respectively.

   Selling, General and Administrative Expenses ("SG&A"):
     SG&A for the third quarter of Fiscal 1996 increased $6.1 million or 2.7% compared to the prior year and increased $8.8 million or 1.3% for the nine-month period of Fiscal 1996 compared with the prior year. SG&A, on a proforma basis eliminating the SG&A impact of the freestanding drug stores, increased 3.8% and 4.7%, respectively, for the third quarter and nine-month period compared to the prior year. As a percentage of sales, SG&A were 24.2% for the third quarter of Fiscal 1996, up from 23.1% in the prior year and were 24.1% for the nine-month period of Fiscal 1996, up from 22.9% for the prior year. The increase in SG&A as a percentage of sales for the third quarter and nine-month period of Fiscal 1996 compared to the prior year was primarily due to the impact of lower sales, higher labor and labor related expenses, coupon expense, claims expenses and occupancy costs, partially offset by lower advertising

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

expenses and the impact of the disposition of the freestanding drug stores in Fiscal 1995. SG&A for the nine-month period of Fiscal 1996 also included a first quarter provision of $5.8 million representing the termination costs for two former executives of the Company, a first quarter gain of $5.6 million recognized on the sale of certain real estate and a curtailment gain of $2.0 million due to the elimination of all retiree medical coverage for active non-union associates in Fiscal 1996.

   Depreciation and Amortization:
     Depreciation and amortization of $20.5 million for the third quarter of Fiscal 1996 was $0.4 million higher than the prior year of $20.1 million. For the nine-month period of Fiscal 1996 depreciation and amortization of $62.7 million was $2.5 million higher than the prior year of $60.2 million. The increase in depreciation and amortization expense for the third quarter and nine-month period of Fiscal 1996 compared to the prior years was primarily due to capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.8 million and $0.65 million in the third quarter of Fiscal 1996 and Fiscal 1995, respectively, and $2.3 million and $1.95 million for the nine-month period of Fiscal 1996 and Fiscal 1995, respectively.

   Disposition of Freestanding Drug Stores:
     During the second quarter of Fiscal 1995, the Company made a decision to dispose of its 36 freestanding drug stores and, on July 28, 1995, through its Pathmark subsidiary, completed the sale of 30 of its freestanding drug stores, including merchandise inventory, to Rite-Aid Corporation for $59.9 million. The Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Five of the remaining six freestanding drug stores were closed during Fiscal 1995 and the sixth store was closed during the second quarter of Fiscal 1996.

   Operating Earnings:
     Operating earnings for the third quarter of Fiscal 1996 were $34.4 million compared with the prior year of $32.9 million. For the nine-month period of Fiscal 1996, operating earnings were $104.6 million compared with $117.8 million for the prior year. The increase in operating earnings during the third quarter of Fiscal 1996 compared to the prior year was due to higher gross profit, partially offset by higher SG&A. The decrease in operating earnings during the nine-month period of Fiscal 1996 compared to the prior year was due to lower sales and higher SG&A and depreciation and amortization expense.

   Interest Expense:
     Interest expense was $41.0 million for the third quarter of Fiscal 1996 compared to $41.9 million in the prior-year and $122.6 million for the nine-month period of Fiscal 1996 compared to $128.8 million in the prior year due to reductions in the Term Loan and the reduction in the amortization of PTK Exchangeable Guaranteed Debentures original issue discount as a result of their early paydown, along with lower interest rates.

   Income Taxes:
     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit for the third quarter and the nine-month period of Fiscal 1996 was $2.6 million and $7.1 million, respectively. The income tax benefit for the third quarter and the nine-month period of Fiscal 1995 was $4.3 million and $24.1 million, respectively. The income tax benefit of $24.1 million in the prior year reflects the reversal of the valuation allowance of $25.8 million related to the deferred income tax assets.

     During the nine-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $2.9 million. During the nine-month period of Fiscal 1995, the Company made income tax payments of $2.9 million and received income tax refunds of $8.1 million.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

   Extraordinary Items:
     During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million. During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge credit agreement due to the reacquisition of Plainbridge by Pathmark, the Company wrote off deferred financing fees, resulting in a net loss on early extinguishment of debt of $0.7 million. During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures, including premium and original issue discount, resulting in a net loss on early extinguishment of debt of $0.1 million.

     During the second quarter of Fiscal 1995 in connection with the proceeds received related to the sale of 30 of its freestanding drug stores, the Company made a paydown of $21.8 million of PTK Exchangeable Guaranteed Debentures, including premium and original issue discount, resulting in a net loss on early extinguishment of debt of $0.7 million. During the first quarter of Fiscal 1995, in connection with the proceeds received related to the disposition of the home centers segment, the Company made a paydown of $4.7 million of PTK Exchangeable Guaranteed Debentures, including premium and original issue discount, resulting in a net loss on early extinguishment of debt of $0.2 million.

   Summary of Operations:
     For the third quarter of Fiscal 1996, the Company's net loss was $3.9 million compared to a net loss of $4.6 million for the prior year. The decrease in net loss for the third quarter of Fiscal 1996 compared to the prior year was due to higher operating earnings and lower interest expense, partially offset by a lower income tax benefit.

     For the nine-month period of Fiscal 1996, the Company's net loss was $12.0 million compared to net earnings of $27.7 million for the prior year. The decrease in net earnings for the nine-month period of Fiscal 1996 compared to the prior year was due to lower operating earnings, the gain on disposition of the freestanding drug stores in Fiscal 1995 and a higher income tax benefit in Fiscal 1995, partially offset by lower interest expense in Fiscal 1996.

     For the month of November 1996, total sales and same store sales were below the comparable prior year period and the Company expects this trend to continue throughout the remainder of the fourth quarter. The Company is restructuring its operations to reduce operating costs, refocus on its core business and improve customer service. In conjunction with this process, the Company anticipates recording a restructuring charge in the fourth quarter.

Financial Condition

   Debt Service:
     During the nine-month period of Fiscal 1996, total debt decreased $1.5 million from Fiscal 1995 year end primarily due to Pathmark Term Loan repayments of $32.9 million, including repayments of $1.7 million from asset sale proceeds, and the paydown of the PTK Exchangeable Guaranteed Debentures, partially offset by borrowings under the Pathmark Working Capital Facility and debt accretion on Pathmark Deferred Coupon Notes and PTK Exchangeable Guaranteed Debentures. Borrowings under the Pathmark Working Capital Facility were $71.0 million at November 2, 1996 and have decreased to $47.0 million at December 12, 1996.

     During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million and simultaneously leased back the properties. The net proceeds were used to paydown debt, primarily the Working Capital Facility.

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

     The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures) are as follows (dollars in million):

                                                                   Principal
     Fiscal Years                                                   Payments
                                                                 -------------
       1996(a) ..............................................      $  19.3
       1997 .................................................         65.4
       1998 .................................................        155.6
       1999 .................................................        127.2
       2000 .................................................         50.2
       2001 .................................................         50.0
       2002 .................................................        194.8
       2003 .................................................        630.1

 ---------------
 (a) Subsequent to November 2, 1996.

   Liquidity:
     The consolidated financial statements of the Company indicate that at November 2, 1996, current liabilities exceed its current assets by $167.0 million and the stockholder's deficit approximates $1.25 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its seasonal cash requirements. The Company was in compliance with its various debt covenants at the end of the third quarter of Fiscal 1996. In December 1996, the Company amended its Bank Credit Agreement with its existing lenders modifying certain of its covenants, including those financial covenants concerning levels of operating cash flow (as defined), minimum interest coverage and maximum leverage ratio.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION

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

   Preferred Stock Dividends:
     The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at November 2, 1996, the unpaid dividends of $68.9 million were accrued and included in other noncurrent liabilities.

   Capital Expenditures:
     Capital expenditures for the third quarter of Fiscal 1996, including property acquired under capital leases, were approximately $19.4 million compared to approximately $36.7 million for the prior year and for the nine-month period of Fiscal 1996 were approximately $63.0 million compared to $73.7 million for the prior year. During the nine-month period of Fiscal 1996, the Company opened three new Pathmark 2000 format stores, two of which replaced smaller stores, and completed 18 major renovations and enlargements to existing supermarkets. Subsequent to November 2, 1996, the Company opened one new Pathmark 2000 format store and plans to complete up to four major renovations and enlargements during the remainder of Fiscal 1996.

   Cash Flows:
     Cash provided by operating activities amounted to $48.6 million in the nine-month period of Fiscal 1996 compared to $97.9 million in the prior year. The decrease in net cash provided by operating activities is primarily due to a decline in cash provided by operating assets and liabilities and a decrease in net earnings. Cash used for investing activities in the nine-month period of Fiscal 1996 was $30.1 million primarily due to expenditures of property and equipment, partially offset by proceeds from property dispositions. Cash provided by investing activities in the nine-month period of Fiscal 1995 was $12.4 million primarily reflecting the proceeds from the disposition of the freestanding drug stores and the disposal of the home centers segment, partially offset by the expenditures for property and equipment. Cash used for financing activities in the nine-month period of Fiscal 1996 was $19.3 million compared to $128.8 million in the prior year. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the Working Capital Facility, proceeds from the lease financing of three supermarket locations, a decrease in the repayment of PTK Exchangeable Guaranteed Debentures and a paydown of $25.0 million on the Term Loan in Fiscal 1995 in conjunction with the disposition of the freestanding drug stores, partially offset by a decrease in book overdrafts.

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



Date:  December 16, 1996