Form 10-Q/A
period 1996-11-02
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1996-12-19
CIK 821139

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                  FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                        SUPERMARKETS GENERAL HOLDINGS CORPORATION

                               PART II. OTHER INFORMATION


Item 6(a)  Exhibits


    Designation               Description                 Methold of Filing
    -----------               -----------                 -----------------

   Exhibit 4.4(f)          Sixth Amendment to            Filed with this Report
                            Credit Agreement


                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                  SUPERMARKETS GENERAL HOLDINGS CORPORATION

                                  By         /s/ Ron Marshall
                                     ---------------------------------------
                                             (Ron Marshall)
                                         Executive Vice President
                                        and Chief Financial Officer


                                  By       /s/ Joseph Adelhardt
                                     ---------------------------------------
                                             (Joseph Adelhardt)
                                     Senior Vice President and Controller,
                                           Chief Accounting Officer




Date:  December 19, 1996