Form 10-Q
period 1997-05-03
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1997-06-17
CIK 821139

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

   FOR THE QUARTER ENDED                                 COMMISSION FILE NUMBER
         MAY 3, 1997                                             0-16404

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              13-3408704
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

301 BLAIR ROAD, P.O. BOX 5301                                   07095-0915
    WOODBRIDGE, NEW JERSEY                                      (Zip Code)
(Address of principal executive offices)

                                 (732) 499-3000
              (Registrant's telephone number, including area code)

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

                Yes            X               No
                        ---------------               ---------------

         As of May 3, 1997, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

=============================================================================

                          PART 1. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)


                                                                                      13 WEEKS ENDED
                                                                              -------------------------------
                                                                                MAY 3,               MAY 4,
                                                                                 1997                 1996
                                                                              ----------            ---------
Sales...............................................................            $922,398             $912,972

Cost of sales (exclusive of depreciation and amortization shown
   separately below)................................................             662,918              646,949
                                                                              ----------            ---------
Gross profit........................................................             259,480              266,023

Selling, general and administrative expenses........................             212,348              213,710

Depreciation and amortization.......................................              20,216               20,674
                                                                              ----------            ---------
Operating earnings..................................................              26,916               31,639

Interest expense....................................................             (41,885)             (40,589)
                                                                              ----------            ---------
Loss before income tax benefit and extraordinary items..............             (14,969)              (8,950)

Income tax benefit..................................................               5,866                3,625
                                                                              ----------            ---------
Loss before extraordinary items.....................................              (9,103)              (5,325)

Extraordinary items, net of an income tax benefit...................                  --                 (793)
                                                                              ----------            ---------
Net loss............................................................              (9,103)              (6,118)

Less: non-cash preferred stock accretion and
   dividend requirements............................................              (4,750)              (4,733)
                                                                              ----------            ---------

Net loss attributable to common stockholder.........................           $ (13,853)           $ (10,851)
                                                                              ==========            =========


           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)


                                                                                    MAY 3,            FEBRUARY 1,
                                                                                     1997                1997
                                                                                  ----------          ----------
ASSETS
Current Assets
   Cash and cash equivalents..............................................        $   15,015          $   10,967
   Accounts receivable, net...............................................            12,860              12,799
   Merchandise inventories................................................           216,165             217,440
   Income taxes receivable................................................             3,812               2,120
   Deferred income taxes..................................................             9,928               9,969
   Prepaid expenses.......................................................            25,323              24,970
   Due from suppliers.....................................................            12,376              13,950
   Other current assets...................................................             5,818               5,942
                                                                                  ----------          ----------
      Total Current Assets................................................           301,297             298,157
Property and Equipment, Net...............................................           595,049             604,955
Deferred Financing Costs, Net.............................................            27,113              28,743
Deferred Income Taxes.....................................................            44,959              39,530
Other Assets..............................................................            46,830              45,200
                                                                                  ----------          ----------
                                                                                  $1,015,248          $1,016,585
                                                                                  ==========          ==========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
   Accounts payable.......................................................        $  172,995          $  167,446
   Book overdrafts........................................................            29,287              41,086
   Current maturities of long-term debt...................................           113,100              74,431
   Accrued payroll and payroll taxes......................................            56,273              56,414
   Current portion of lease obligations...................................            23,437              23,208
   Accrued interest payable...............................................            18,914              20,712
   Accrued expense and other current liabilities..........................            88,044              90,629
                                                                                  ----------          ----------
      Total Current Liabilities...........................................           502,050             473,926
                                                                                  ----------          ----------
Long-Term Debt............................................................         1,199,620           1,213,081
                                                                                  ----------          ----------
Lease Obligations, Long-Term..............................................           176,811             175,628
                                                                                  ----------          ----------
Other Noncurrent Liabilities..............................................           302,958             306,733
                                                                                  ----------          ----------
Redeemable Securities
    Exchangeable Preferred Stock, $.01 par value..........................           105,817             105,372
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671
    Liquidation preference, $25 per share: $122,267

                                                                                  ----------          ----------
       Total Redeemable Securities........................................           105,817             105,372
                                                                                  ----------          ----------
Commitments and Contingencies (Note 4)
Stockholder's Deficit
   Class A Common Stock, $.01 par value...................................
      Authorized: 1,075,000 shares                                                         7                   7
      Issued and outstanding: 650,675
   Class B Common Stock, $.01 par value...................................
      Authorized: 1,000,000 shares                                                         3                   3
      Issued and outstanding: 320,000
Paid-in Capital...........................................................           198,886             199,332
Accumulated Deficit.......................................................        (1,470,904)         (1,457,497)
                                                                                  ----------          ----------
   Total Stockholder's Deficit............................................        (1,272,008)         (1,258,155)
                                                                                  ----------          ----------
                                                                                  $1,015,248          $1,016,585
                                                                                  ==========          ==========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                     (in thousands except per share amounts)



                                                CLASS A       CLASS B                                               TOTAL
                                                 COMMON       COMMON         PAID-IN         ACCUMULATED        STOCKHOLDER'S
                                                 STOCK         STOCK         CAPITAL           DEFICIT             DEFICIT
                                                  ----         -----        ---------         -----------       ------------
Balance, February 1, 1997.................        $   7        $   3         $199,332         $(1,457,497)       $(1,258,155)
Net loss..................................          --           --                --              (9,103)            (9,103)
Accrued dividends on preferred stock
      ($.88 per share)....................          --           --                --              (4,304)            (4,304)
Accretion on preferred stock..............          --           --              (446)                 --               (446)
                                                  -----        -----        ---------         -----------       ------------
Balance, May 3, 1997......................        $   7        $   3         $198,886         $(1,470,904)       $(1,272,008)
                                                  =====        =====        =========         ===========       ============



Balance, February 3, 1996.................        $   7        $   3         $197,671         $(1,420,138)       $(1,222,457)
Net loss..................................          --           --                --              (6,118)            (6,118)
Accrued dividends on preferred stock
      ($.88 per share)....................          --           --                --              (4,304)            (4,304)
Accretion on preferred stock..............          --           --              (429)                 --               (429)
                                                  -----        -----        ---------         -----------       ------------
Balance, May 4, 1996......................        $   7        $   3         $197,242         $(1,430,560)       $(1,233,308)
                                                  ====         =====        =========         ===========       ============






           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                                   13 WEEKS ENDED
                                                                                              -------------------------
                                                                                               MAY 3,          MAY 4,
                                                                                                1997            1996
                                                                                              --------        ---------

Operating Activities
Net loss                                                                                    $   (9,103)      $   (6,118)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Extraordinary loss on early extinguishment of debt..............................              --              793
      Depreciation and amortization...................................................          21,172           21,516
      Deferred income tax benefit.....................................................          (5,388)          (1,550)
      Interest accruable but not payable..............................................           4,448            4,008
      Amortization of original issue discount.........................................             814              819
      Amortization of debt issuance costs.............................................           1,901            1,816
      (Gain) loss on disposal of property and equipment...............................              33           (5,542)
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net......................................................             (61)            (177)
        Merchandise inventories.......................................................           1,275            1,620
        Income taxes..................................................................          (1,692)          (2,918)
        Other current assets..........................................................             565            1,887
        Other assets..................................................................          (1,809)           1,119
        Accounts payable..............................................................           5,549           (1,343)
        Accrued interest payable......................................................          (1,798)          (1,395)
        Accrued expenses and other current liabilities................................          (2,678)          (4,872)
        Other noncurrent liabilities..................................................          (8,078)           5,410
                                                                                              --------        ---------
          Cash provided by operating activities.......................................           5,150           15,073
                                                                                              --------        ---------
Investing Activities
    Property and equipment expenditures...............................................          (5,037)         (10,796)
    Proceeds from disposition of property and equipment...............................           1,243            6,589
                                                                                              --------        ---------
          Cash used for investing activities..........................................          (3,794)          (4,207)
                                                                                              --------        ---------
Financing Activities
    Increase in Pathmark Working Capital Facility borrowings..........................          33,000           18,500
    Decrease in Pathmark Term Loan....................................................         (12,627)         (10,400)
    Decrease in book overdrafts.......................................................         (11,799)          (8,985)
    Increase in other borrowings......................................................             214               --
    Repayment of other long-term borrowings...........................................            (642)          (1,220)
    Reduction in lease obligations....................................................          (5,186)          (4,901)
    Repayment of PTK Exchangeable Guaranteed Debentures...............................              --           (3,007)
    Premiums incurred in redemption of PTK Exchangeable Guaranteed Debentures.........              --             (202)
    Deferred financing fees...........................................................            (268)          (1,503)
                                                                                              --------        ---------
          Cash provided by (used for) financing activities............................           2,692          (11,718)
                                                                                              --------        ---------
Increase (decrease) in cash and cash equivalents......................................           4,048             (852)
Cash and cash equivalents at beginning of period......................................          10,967           12,526
                                                                                              --------        ---------
Cash and cash equivalents at end of period............................................        $ 15,015        $  11,674
                                                                                              ========        =========
Supplemental Disclosures of Cash Flow Information
    Interest paid.....................................................................        $ 35,121        $  33,768
                                                                                              ========        =========
    Income taxes paid.................................................................        $  1,671        $   1,412
                                                                                              ========        =========
Noncash Investing and Financing Activities
    Capital lease obligations.........................................................        $  6,807        $   4,904
                                                                                              ========        =========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

      Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 144 supermarkets as of May 3, 1997, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

      The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended February 1, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended February 1, 1997.

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year.

NOTE 2--LONG-TERM DEBT

      Long-term debt is comprised of the following (dollars in thousands):

                                                                                           MAY 3,        FEBRUARY 1,
                                                                                            1997             1997
                                                                                         ----------      -----------
Pathmark Term Loan...................................................................    $  230,500      $  243,127
Pathmark Working Capital Facility....................................................       106,500          73,500
9.625% Pathmark Senior Subordinated Notes due 2003
    ("Pathmark Senior Subordinated Notes")...........................................       437,869         437,780
10.75% Pathmark Deferred Coupon Notes due 2003
    ("Pathmark Deferred Coupon Notes")...............................................       173,007         168,559
12.625% Pathmark Subordinated Debentures due 2002
    ("Pathmark Subordinated Debentures").............................................        95,750          95,750
11.625% Pathmark Subordinated Notes due 2002 ("Pathmark
    Subordinated Notes").............................................................       199,017         199,017
11.625% Holdings Subordinated Notes due 2002 ("Holdings
    Subordinated Notes").............................................................           983             983
10.25% PTK Exchangeable Guaranteed Debentures due 2003
    ("PTK Exchangeable Guaranteed Debentures").......................................        28,168          27,442
Industrial revenue bonds.............................................................         6,375           6,375
Other debt (primarily mortgages).....................................................        34,551          34,979
                                                                                         ----------      -----------
Total debt...........................................................................     1,312,720       1,287,512
Less: current maturities.............................................................       113,100          74,431
                                                                                         ----------      -----------
Long-term portion....................................................................    $1,199,620      $1,213,081
                                                                                         ==========      ===========


    On May 27, 1997, The Chase Manhattan Bank committed, subject to the execution of a definitive credit agreement, to provide to the Company senior secured facilities in an aggregate principal amount of $500 million pursuant to which the Company will repay in full all amounts outstanding under its existing Bank Credit Agreement. The senior secured facilities include two term facilities in an aggregate principal amount of $300 million and a revolving credit facility in the aggregate principal amount of $200 million. The Company believes it will successfully refinance its existing Bank Credit Agreement, however, there can be no assurances that the refinancing will occur.

                  SUPERMARKETS GENERAL HOLDINGS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 3--INTEREST EXPENSE

      Interest expense is comprised of the following (dollars in thousands):


                                                                                                 13 WEEKS ENDED
                                                                                            -------------------------
                                                                                            MAY 3,          MAY 4,
                                                                                            1997            1996
                                                                                            -------        ----------
Pathmark Term Loan..................................................................        $ 5,130         $ 5,901
Pathmark Working Capital Facility...................................................          1,767           1,210
Pathmark Senior Subordinated Notes
    Amortization of original issue discount.........................................             88              88
    Currently payable...............................................................         10,588          10,588
Pathmark Deferred Coupon Notes
    Accrued but not payable.........................................................          4,448           4,008
Pathmark Subordinated Debentures....................................................          3,022           3,022
Pathmark Subordinated Notes.........................................................          5,813           5,813
PTK Exchangeable Guaranteed Debentures
    Amortization of original issue discount.........................................            726             731
Amortization of debt issuance costs.................................................          1,901           1,816
Obligations under capital leases....................................................          4,800           4,342
Other, net..........................................................................          3,602           3,070
                                                                                            -------        --------
Interest expense....................................................................        $41,885         $40,589
                                                                                            =======        ========

     The majority of the cash interest payments are scheduled in the second and fourth quarters. However, the May 1 semi-annual interest payment of $21.2 million on the Pathmark Senior Subordinated Notes was paid in the first quarters of Fiscal 1997 and Fiscal 1996 due to the timing of the quarter end dates.

NOTE 4--CONTINGENCIES

    RICKEL:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into leases for certain real estate properties with Rickel, as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $4.2 million. In addition, as part of the sale, the Company assigned to Rickel, and Rickel assumed, various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of May 3, 1997, the estimated present value of obligations under the Assumed Liabilities approximated $28.5 million.

      In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In April 1996, the Company filed its proofs of claim in connection with the bankruptcy proceedings. In August 1996, Rickel filed an order with the Bankruptcy Court to reject a third party lease. The estimated present value of this lease obligation is approximately $4.4 million. In November 1996, Rickel filed an order with the Bankruptcy Court to reject four Leases related to property owned by the Company, with aggregate annual rentals of approximately $2.4 million. The Company is actively marketing these properties to other prospective tenants. In February 1997, Rickel filed an order with the Bankruptcy Court to reject one additional third party lease, which the Company has settled with the landlord. In May 1997, Rickel filed an order with the Bankruptcy Court to reject a lease related to property owned by the Company, with aggregate annual rentals of approximately $0.3 million. Management has evaluated its exposure with respect to these rejected Leases and has concluded that the Company has sufficient reserves to cover any resulting liability which may occur with respect to these rejected Leases. Since the bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company has become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

                  SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 4--CONTINGENCIES--(CONTINUED)

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

RESULTS OF OPERATIONS

   SALES:

    Sales in the first quarter of Fiscal 1997 were $922.4 million compared to $913.0 million in the prior year, an increase of 1% with same store sales from supermarkets increasing 0.6%. The increase in sales resulted from the Company's new store openings and remodels over the past year and the Company's promotional pricing program which commenced in the first quarter of Fiscal 1997. The Company operated 144 supermarkets at both the end of the first quarters of Fiscal 1997 and Fiscal 1996, including 55 and 46 Pathmark 2000 format stores, respectively.

   GROSS PROFIT:

    Gross profit in the first quarter of Fiscal 1997 was $259.5 million or 28.1% of sales compared with $266.0 million or 29.1% of sales for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for the first quarter Fiscal 1997 compared to the prior year was primarily due to the promotional pricing program introduced during the first quarter of Fiscal 1997. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.4 million and $0.9 million in the first quarters of Fiscal 1997 and Fiscal 1996, respectively.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

    SG&A in the first quarter of Fiscal 1997 decreased $1.4 million or 0.6% compared to the prior year. As a percentage of sales, SG&A were 23.0% in the first quarter of Fiscal 1997, down from 23.4% in the prior year. The decrease in SG&A as a percentage of sales in the first quarter of Fiscal 1997 compared to the prior year was primarily due to lower advertising and administrative expenses, partially offset by higher labor and labor related expenses.

   DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization of $20.2 million in the first quarter of Fiscal 1997 was $0.5 million lower than the prior year of $20.7 million. The decrease in depreciation and amortization expense in the first quarter of Fiscal 1997 compared to the prior year was primarily due to the write down in the fourth quarter of Fiscal 1996 of certain fixed assets held for sale, principally in the Company's southern region, partially offset by capital expenditures in Fiscal 1997. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.8 million and $0.75 million in the first quarters of Fiscal 1997 and Fiscal 1996, respectively.

   OPERATING EARNINGS:

    Operating earnings in the first quarter of Fiscal 1997 were $26.9 million compared with the prior year of $31.6 million. The decrease in operating earnings in the first quarter of Fiscal 1997 compared to the prior year was due to lower gross profit, partially offset by lower SG&A and depreciation and amortization expense.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


   INTEREST EXPENSE:

    Interest expense was $41.9 million in the first quarter of Fiscal 1997 compared to $40.6 million in the prior year primarily due to an increase in the Working Capital Facility along with higher interest rates, partially offset by reductions in the Term Loan.

   INCOME TAXES:

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit in the first quarters of Fiscal 1997 and Fiscal 1996 were $5.9 million and $3.6 million, respectively.

    During the first quarter of Fiscal 1997, the Company made income tax payments of $1.7 million and received income tax refunds of $0.5 million. During the first quarter of Fiscal 1996, the Company made income tax payments of $1.4 million and received income tax refunds of $2.3 million.

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

   SUMMARY OF OPERATIONS:

    For the first quarter of Fiscal 1997, the Company's net loss was $9.1 million compared to a net loss of $6.1 million for the prior year. The increase in net loss in the first quarter of Fiscal 1997 compared to the prior year was primarily due to lower operating earnings and higher interest expense, partially offset by a higher income tax benefit.

   EBITDA-FIFO:

      EBITDA-FIFO was $48.5 million and $54.2 million in the first quarters of Fiscal 1997 and Fiscal 1996, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

    DEBT SERVICE:

      During the first quarter of Fiscal 1997, total debt increased $25.2 million from Fiscal 1996 year end primarily due to borrowings under the Pathmark Working Capital Facility and debt accretion on the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures, partially offset by Pathmark Term Loan repayments. Borrowings under the Pathmark Working Capital Facility were $106.5 million at May 3, 1997 and have decreased to $70.5 million at June 12, 1997.

      During the second quarter of Fiscal 1997, the Company sold four of its 12 stores that it announced for divestiture at the end of Fiscal 1996 for $14.9 million. The proceeds were used to paydown a portion of the Pathmark Working Capital Facility.

      The indebtedness under the Pathmark Working Capital Facility and the Pathmark Term Loan bear interest at floating rates and cash interest payments on that indebtedness may vary in future years. The

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION



Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

      The majority of the cash interest payments are scheduled in the second and fourth quarters.

      The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures) are as follows (dollars in millions):

                                                                    PRINCIPAL
 FISCAL YEARS                                                        PAYMENTS
 ------------                                                        --------
    1997(a).................................................         $  94.4
    1998....................................................           155.7
    1999....................................................           127.2
    2000....................................................            50.6
    2001....................................................            50.0
    2002....................................................           195.8
    2003....................................................           639.0

----------
(a) Subsequent to May 3, 1997.

    LIQUIDITY:

      The consolidated financial statements of the Company indicate that, at May 3, 1997, current liabilities exceeded current assets by $200.8 million and stockholder's deficit was $1.27 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Pathmark Term Loan, Pathmark Working Capital Facility and certain mortgages in Fiscal 1998, the amortization and subsequent maturity of the Pathmark Term Loan in Fiscal 1999 and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes and the Pathmark Deferred Coupon Notes due in Fiscal 2003 and the PTK Exchangeable Guaranteed Debentures due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Bank Credit Agreement includes an annual cleandown provision requiring borrowings under the Pathmark Working Capital Facility not to exceed $60.0 million for a period of 30 consecutive days. The Company was in compliance with its various debt covenants at May 3, 1997, and, based on management's operating projections for Fiscal 1997, the Company believes that it will be able to satisfy this cleandown provision and continue to be in compliance with its other debt covenants. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness.

      On May 27, 1997, The Chase Manhattan Bank committed, subject to the execution of a definitive credit agreement, to provide to the Company senior secured facilities in an aggregate principal amount of $500 million pursuant to which the Company will repay in full all amounts outstanding under its existing Bank Credit Agreement. The senior secured facilities include two term facilities in an aggregate principal amount of $300 million and a revolving credit facility in the aggregatge principal amount of $200 million. The Company believes it will successfully refinance its existing Bank Credit Agreement, however, there can be no assurances that the refinancing will occur.

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

    PREFERRED STOCK DIVIDENDS:

      The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at May 3, 1997, the unpaid dividends of $77.5 million were accrued and included in other noncurrent liabilities.

    CAPITAL EXPENDITURES:

      Capital expenditures for the first quarter of Fiscal 1997, including property acquired under capital leases, were $11.8 million compared to $15.7 million for the prior year. During the first quarter of Fiscal 1997, the Company opened one new Pathmark 2000 format store, completed one enlargement to an existing supermarket and closed one of the 12 stores announced for divestiture at the end of Fiscal 1996. Subsequent to the first quarter of Fiscal 1997, the Company opened one new Pathmark 2000 format store and sold or closed six of the 12 stores announced for divestiture. During the remainder of Fiscal 1997, the Company plans to open one new Pathmark 2000 format store and to complete up to an aggregate of nine major renovations and enlargements.

    CASH FLOWS:

      Cash provided by operating activities amounted to $5.1 million in the first quarter of Fiscal 1997 compared to $15.1 million in the prior year. The decrease in net cash provided by operating activities is primarily due to a decline in cash provided by operating assets and liabilities and an increase in the net loss. Cash used for investing activities was $3.8 million in the first quarter of Fiscal 1997 compared to $4.2 million in the prior year, primarily due to expenditures of property and equipment, partially offset by proceeds from property dispositions. Cash provided by financing activities was $2.7 million in the first quarter of Fiscal 1997 compared to cash used for financing activities of $11.7 million in the prior year. The increase in cash provided by financing activities is primarily due to an increase in borrowings under the Pathmark Working Capital Facility in Fiscal 1997 and a repayment of the PTK Exchangeable Guaranteed Debentures in Fiscal 1996.

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

                                 SUPERMARKETS GENERAL HOLDINGS CORPORATION

                                 BY           /s/ RON MARSHALL
                                          -----------------------------------
                                                   (RON MARSHALL)
                                              EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER


                                 BY           /s/ JOSEPH ADELHARDT
                                          -----------------------------------
                                                  (JOSEPH ADELHARDT)
                                          SENIOR VICE PRESIDENT AND CONTROLLER,
                                               CHIEF ACCOUNTING OFFICER

DATE:  June 17, 1997