Form 10-Q
period 1997-08-02
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1997-09-16
CIK 821139

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                              --------------------------

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------------

    FOR THE QUARTER ENDED                   COMMISSION FILE NUMBER
         AUGUST 2, 1997                             0-16404

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
               (Exact name of registrant as specified in its charter)

              DELAWARE                            13-3408704
    (State of other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

    301 BLAIR ROAD, P.O. BOX 5301                 07095-0915
       WOODBRIDGE, NEW JERSEY                     (Zip Code)
 (Address of principal executive offices)

                                   (732) 499-3000
                (Registrant's telephone number, including area code)

                              --------------------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
      $3.52 CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

                              --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No
                                  -----       -----

    As of August 2, 1997, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.


================================================================================

                            PART 1.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (in thousands)


                                                          13 WEEKS ENDED                 26 WEEKS ENDED
                                                      -------------------------     -------------------------
                                                       AUGUST 2,      AUGUST 3,      AUGUST 2,      AUGUST 3,
                                                         1997           1996           1997           1996
                                                      ----------     ----------     ----------     ----------
Sales                                                 $  931,909     $  931,363     $1,854,307     $1,844,335

Cost of sales (exclusive of depreciation and
    amortization shown separately below)                 669,466        656,412      1,332,384      1,303,361
                                                      ----------     ----------     ----------     ----------
Gross profit                                             262,443        274,951        521,923        540,974

Selling, general and administrative expenses             213,130        214,987        425,478        428,697

Depreciation and amortization                             19,984         21,458         40,200         42,132
                                                      ----------     ----------     ----------     ----------
Operating earnings                                        29,329         38,506         56,245         70,145

Interest expense                                         (41,903)       (41,106)       (83,788)       (81,695)
                                                      ----------     ----------     ----------     ----------
Loss before income tax benefit and
    extraordinary items                                  (12,574)        (2,600)       (27,543)       (11,550)

Income tax benefit                                         5,022            878         10,888          4,503

Loss before extraordinary items                           (7,552)        (1,722)       (16,655)        (7,047)

Extraordinary items, net of an income tax benefit         (7,488)          (204)        (7,488)          (997)
                                                      ----------     ----------     ----------     ----------
Net loss                                                 (15,040)        (1,926)       (24,143)        (8,044)

Less: non-cash preferred stock accretion and
    dividend requirements                                 (4,754)        (4,736)        (9,504)        (9,469)
                                                      ----------     ----------     ----------     ----------
Net loss attributable to common stockholder           $  (19,794)    $   (6,662)    $  (33,647)    $  (17,513)
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

             See notes to consolidated financial statements (unaudited).

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (in thousands except share amounts)

                                               AUGUST 2,     FEBRUARY 1,
                                                  1997           1997
                                              ----------     ----------
ASSETS
Current Assets
    Cash and cash equivalents                 $   8,698      $  10,967
    Accounts receivable, net                     11,961         12,799
    Merchandise inventories                     196,710        217,440
    Income taxes receivable                       4,759          2,120
    Deferred income taxes                         9,887          9,969
    Prepaid expenses                             25,018         24,970
    Due from suppliers                           10,856         13,950
    Other current assets                          7,753          5,942
                                             ----------     ----------
         Total Current Assets                   275,642        298,157
Property and Equipment, Net                     561,915        604,955
Deferred Financing Costs, Net                    20,802         28,743
Deferred Income Taxes                            55,955         39,530
Other Assets                                     47,347         45,200
                                             ----------     ----------
                                              $ 961,661     $1,016,585
                                             ==========     ==========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
    Accounts payable                         $ 150,515      $ 167,446
    Book overdrafts                             32,779         41,086
    Current maturities of
        long-term debt                          17,661         74,431
    Accrued payroll and payroll taxes           57,593         56,414
    Current portion of lease
       obligations                              22,566         23,208
    Accrued interest payable                    19,001         20,712
    Accrued expense and other
       current liabilities                      88,245         90,629
                                            ----------     ----------
         Total Current Liabilities             388,360        473,926
                                            ----------     ----------
Long-Term Debt                               1,282,009      1,213,081
                                            ----------     ----------
Lease Obligations, Long-Term                   172,250        175,628
                                            ----------     ----------
Other Noncurrent Liabilities                   304,576        306,733
                                            ----------     ----------
Redeemable Securities
    Exchangeable Preferred Stock,
     $.01 par value                            106,268        105,372
                                            ----------     ----------
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671
    Liquidation preference,
      $25 per share: $122,267
Commitments and Contingencies (Note 4)
Stockholder's Deficit
    Class A Common Stock, $.01 par value             7              7
         Authorized: 1,075,000 shares
         Issued and outstanding: 650,675
    Class B Common Stock, $.01 par value             3              3
         Authorized: 1,000,000 shares
         Issued and outstanding: 320,000
Paid-in Capital                                198,436        199,332
Accumulated Deficit                         (1,490,248)    (1,457,497)
                                            ----------     ----------
    Total Stockholder's Deficit             (1,291,802)    (1,258,155)
                                            ----------     ----------
                                            $  961,661     $1,016,585
                                            ==========     ==========

             See notes to consolidated financial statements (unaudited).

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (Unaudited)
                       (in thousands except per share amounts)

                                            CLASS A   CLASS B                                     TOTAL
                                            COMMON    COMMON     PAID-IN       ACCUMULATED    STOCKHOLDER'S
                                            STOCK     STOCK      CAPITAL         DEFICIT         DEFICIT
                                            -----     -----      -------         -------         -------
Balance, February 1, 1997                   $  7      $  3      $199,332       $(1,457,497)   $(1,258,155)
    Net loss                                  --        --            --           (24,143)       (24,143)
    Accrued dividends on preferred stock
          ($1.76 per share)                   --        --            --            (8,608)        (8,608)
    Accretion on preferred stock              --        --          (896)               --           (896)
                                            ----      ----      --------       -----------    -----------
Balance, August 2, 1997                     $  7      $  3      $198,436       $(1,490,248)   $(1,291,802)
                                            ----      ----      --------       -----------    -----------
                                            ----      ----      --------       -----------    -----------


Balance, February 3, 1996                   $  7      $  3      $197,671       $(1,420,138)   $(1,222,457)
    Net loss                                  --        --            --            (8,044)        (8,044)
    Accrued dividends on preferred stock
          ($1.76 per share)                   --        --            --            (8,608)        (8,608)
    Accretion on preferred stock              --        --          (861)               --           (861)
                                            ----      ----      --------       -----------    -----------
Balance, August 3, 1996                     $  7      $  3      $196,810       $(1,436,790)   $(1,239,970)
                                            ----      ----      --------       -----------    -----------
                                            ----      ----      --------       -----------    -----------



             See notes to consolidated financial statements (unaudited).

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (in thousands)

                                                                                                26 WEEKS ENDED
                                                                                         ----------------------------
                                                                                          AUGUST 2,          AUGUST 3,
                                                                                            1997               1996
                                                                                         --------            --------
Operating Activities
    Net loss                                                                             $(24,143)           $ (8,044)
    Adjustments to reconcile net loss to net cash provided by operating activities:
         Extraordinary loss on early extinguishment of debt                                 7,488                 997
         Depreciation and amortization                                                     42,217              43,824
         Deferred income tax benefit                                                      (16,343)             (1,685)
         Interest accruable but not payable                                                 9,013               8,122
         Amortization of original issue discount                                            1,632               1,566
         Amortization of debt issuance costs                                                3,510               3,637
          (Gain) loss on disposal of property and equipment                                    89              (5,461)
         Cash provided by (used for) operating assets and liabilities:
              Accounts receivable, net                                                        838                (135)
              Merchandise inventories                                                      20,730              17,851
              Income taxes                                                                  2,817              (2,081)
              Other current assets                                                           (524)               (855)
              Other assets                                                                 (1,792)             (3,272)
              Accounts payable                                                            (16,931)            (10,546)
              Accrued interest payable                                                     (1,711)              1,823
              Accrued expenses and other current liabilities                               (1,146)             (8,458)
              Other noncurrent liabilities                                                (14,001)              1,964
                                                                                         --------            --------
              Cash provided by operating activities                                        11,743              39,247
                                                                                         --------            --------
Investing Activities
    Property and equipment expenditures                                                   (13,614)            (23,799)
    Proceeds from disposition of property and equipment                                    25,470               6,655
                                                                                         --------            --------
              Cash provided for (used for) investing activities                            11,856             (17,144)
                                                                                         --------            --------
Financing Activities
    Borrowings under Term Loan in connection with the new Credit Agreement                300,000                  --
    Repayments of former term loan                                                       (243,127)            (20,799)
    Increase (decrease) in working capital facility borrowings                            (52,600)             16,000
    Increase (decrease) in book overdrafts                                                 (8,307)                529
    Increase in other borrowings                                                            1,562                 875
    Repayment of other long-term borrowings                                                (4,322)             (6,457)
    Reduction in lease obligations                                                        (10,650)            (10,048)
    Premiums incurred in redemption of PTK Exchangeable
    Guaranteed Debentures and other borrowings                                               (132)               (554)
    Deferred financing fees                                                                (8,292)             (1,566)
    Repayment of PTK Exchangeable Guaranteed Debentures                                        --              (3,007)
                                                                                         --------            --------
              Cash used for financing activities                                          (25,868)            (25,027)
                                                                                         --------            --------
Decrease in cash and cash equivalents                                                      (2,269)             (2,924)
Cash and cash equivalents at beginning of period                                           10,967              12,526
                                                                                         --------            --------
Cash and cash equivalents at end of period                                               $  8,698            $  9,602
                                                                                         ========            ========
Supplemental Disclosures of Cash Flow Information
    Interest paid                                                                        $ 71,288            $ 66,260
                                                                                         ========            ========
    Income taxes paid                                                                    $  3,197            $  3,995
                                                                                         ========            ========
Noncash Investing and Financing Activities
    Capital lease obligations                                                            $ 13,669            $ 19,790
                                                                                         ========            ========


             See notes to consolidated financial statements (unaudited).

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 138 supermarkets as of August 2, 1997, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

NOTE 2--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                            AUGUST 2,           FEBRUARY 1,
                                              1997                 1997
                                            ----------          ----------

Pathmark Term Loan                          $  300,000          $       --
Pathmark Working Capital Facility               20,900                  --
Former Pathmark term loan                           --             243,127
Former Pathmark working capital facility            --              73,500
9.625% Pathmark Senior Subordinated
    Notes due 2003 (Pathmark Senior \
    Subordinated Notes)                        437,957             437,780
11.625% Pathmark Subordinated Notes
    due 2002 (Pathmark Subordinated
     Notes)                                    199,017             199,017
11.625% Holdings Subordinated Notes
    due 2002
    (Holdings Subordinated Notes)                  983                 983
12.625% Pathmark Subordinated Debentures
     due 2002 (Pathmark Subordinated
     Debentures)                                95,750              95,750
10.75% Pathmark Deferred Coupon Notes
    due 2003 (Pathmark Deferred
     Coupon Notes)                             177,572             168,559
10.25% PTK Exchangeable Guaranteed
    Debentures due 2003 (PTK
    Exchangeable Guaranteed Debentures)         28,897              27,442
Industrial revenue bonds                         6,375               6,375
Other debt (primarily mortgages)                32,219              34,979
                                            ----------          ----------
Total debt                                   1,299,670           1,287,512
Less: current maturities                        17,661              74,431
                                            ----------          ----------
Long-term portion                           $1,282,009          $1,213,081
                                            ==========          ==========

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)-(CONTINUED)

NOTE 2--LONG-TERM DEBT--(CONTINUED)

    On June 30, 1997, the Company, through its Pathmark subsidiary, entered into a new $500 million bank credit agreement (the "Credit Agreement") with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million term loan (the "Term Loan") and a $200 million working capital facility (the "Working Capital Facility"). The Company repaid in full the former term loan and former working capital facility with the borrowings obtained under the Credit Agreement.

    Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.25% to LIBOR plus 2.50%. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow or obtain letters of credit in an aggregate amount not to exceed $200 million, of which the maximum of $125 million can be in letters of credit. In addition, pursuant to Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates.

    The Credit Agreement contains certain covenants, including financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions;
(v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

NOTE 3--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                          13 WEEKS ENDED                 26 WEEKS ENDED
                                                      -------------------------     -------------------------
                                                       AUGUST 2,      AUGUST 3,      AUGUST 2,      AUGUST 3,
                                                         1997           1996           1997           1996
                                                      ----------     ----------     ----------     ----------
Pathmark term loans                                   $    5,393     $    5,813     $   10,523     $   11,714
Pathmark working capital facilities                        1,705          1,446          3,472          2,656
Pathmark Senior Subordinated Notes
    Amortization of original issue discount                   89             89            177            177
    Currently payable                                     10,587         10,587         21,175         21,175
Pathmark Deferred Coupon Notes
    Accrued but not payable                                4,565          4,114          9,013          8,122
Pathmark Subordinated Debentures                           3,022          3,022          6,044          6,044
Pathmark Subordinated Notes                                5,812          5,812         11,625         11,625
PTK Exchangeable Guaranteed Debentures
    Amortization of original issue discount                  729            658          1,455          1,389
Amortization of debt issuance costs                        1,609          1,821          3,510          3,637
Lease obligations                                          5,598          4,798         11,089          9,245
Other, net                                                 2,794          2,946          5,705          5,911
                                                      ----------     ----------     ----------     ----------
Interest expense                                      $   41,903     $   41,106     $   83,788     $   81,695
                                                      ==========     ==========     ==========     ==========



    The majority of the cash interest payments are scheduled in the second and fourth quarters.

                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)-(CONTINUED)


NOTE 4--CONTINGENCIES

    RICKEL:

         In connection with the sale of its home centers segment in Fiscal
1994, the Company, as lessor, entered into leases for certain of the Company's owned real estate properties with Rickel, as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $4.2 million. In addition, as part of the sale, the Company assigned to Rickel and Rickel assumed various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of August 2, 1997, the estimated present value of obligations under the Assumed Liabilities approximated $27.6 million.

         In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Since the inception of Rickel's bankruptcy, Rickel has rejected five Leases and two third party leases. The five rejected Leases had annual rentals of approximately $2.7 million. One of the rejected third party leases has been settled with the landlord and the estimated present value of the other third party lease obligation is approximately $4.2 million at August 2, 1997. The Company is actively marketing these properties to other prospective tenants. Management has concluded that the Company has sufficient reserves to cover any resulting liability which may occur with respect to these rejected leases. Since the bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company will become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

RESULTS OF OPERATIONS

    SALES:

         Sales in the second quarter of Fiscal 1997 were $931.9 million compared to $931.4 million in the prior year, an increase of 0.1%. For the six-month period of Fiscal 1997, sales were $1,854.3 million compared to $1,844.3 million in the prior year, an increase of 0.5%. Same store sales increased 1.1% and 0.9% for the second quarter and six-month period, respectively, primarily from the Company's promotional pricing program which commenced in the first quarter of Fiscal 1997. Sales in Fiscal 1997 compared to Fiscal 1996 were also impacted by new store openings and remodels offset by sold and closed stores. The Company operated 138 and 143 supermarkets at the end of the second quarters of Fiscal 1997 and Fiscal 1996, respectively, including 55 and 51 Pathmark 2000 format stores, respectively.

    GROSS PROFIT:

         Gross profit in the second quarter of Fiscal 1997 was $262.4 million or 28.2% of sales compared to $275.0 million or 29.5% of sales for the prior year. For the six-month period of Fiscal 1997, gross profit was $521.9 million or 28.1% of sales compared to $541.0 million or 29.3% for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to the promotional pricing program introduced during the first quarter of Fiscal 1997. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.5 million and $0.8 million in the second quarters of Fiscal 1997 and Fiscal 1996, respectively, and a pretax LIFO charge of $0.9 million and $1.7 million in the six-month period of Fiscal 1997 and Fiscal 1996, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

         SG&A in the second quarter of Fiscal 1997 decreased $1.9 million or 0.9% compared to the prior year and decreased $3.2 million or 0.8% in the six-month period of Fiscal 1997 compared to the prior year. As a percentage of sales, SG&A was 22.9% in the second quarter of Fiscal 1997, down from 23.1% in the prior year and was 22.9% for the six-month period of Fiscal 1997 down from 23.2% the prior year. The decrease in SG&A as a percentage of sales in the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to lower administrative, advertising and utilities expenses, partially offset by higher store labor expenses.

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION

    DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization of $20.0 million in the second quarter of Fiscal 1997 was $1.5 million lower than the prior year of $21.5 million. For the six-month period of Fiscal 1997, depreciation and amortization of $40.2 million was $1.9 million lower than the prior year of $42.1 million. The decrease in depreciation and amortization expense in the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to the write down in the fourth quarter of Fiscal 1996 of certain fixed assets held for sale, principally in the Company's southern region, partially offset by capital expenditures in Fiscal 1997. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.9 million and $0.75 million in the second quarters of Fiscal 1997 and Fiscal 1996, respectively, and $1.7 million and $1.5 million in the six-month period of Fiscal 1997 and Fiscal 1996, respectively.

    OPERATING EARNINGS:

         Operating earnings in the second quarter of Fiscal 1997 were $29.3 million compared to the prior year of $38.5 million. For the six-month period of Fiscal 1997, operating earnings were $56.2 million compared with $70.1 million in the prior year. The decrease in operating earnings in the second quarter and six-month period of Fiscal 1997 compared to the prior year was due to lower gross profit, partially offset by lower SG&A and depreciation and amortization expense.

    INTEREST EXPENSE:

         Interest expense was $41.9 million in the second quarter of Fiscal 1997 compared to $41.1 million in the prior year and $83.8 million for the six-month period of Fiscal 1997 compared to $81.7 million in the prior year, primarily due to increases in lease obligations, the debt accretion on the Deferred Coupon Notes, higher levels of borrowings under the former working capital facility and higher interest rates, partially offset by reductions in the former term loan.

    INCOME TAXES:

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit in the second quarter and six-month period of Fiscal 1997 was $5.0 million and $10.9 million, respectively. The income tax benefit for the second quarter and six-month period of Fiscal 1996 was $0.9 million and $4.5 million, respectively.

         During the six-month period of Fiscal 1997, the Company made income tax payments of $3.2 million and received income tax refunds of $0.5 million. During the six-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $2.9 million.

    EXTRAORDINARY ITEMS:

         During the second quarter of Fiscal 1997, in connection with the Credit Agreement, the Company wrote off deferred financing fees of $12.8 million related to the former bank credit agreement, resulting in a net loss on early extinguishment of debt of $7.4 million. In addition, during the second quarter of Fiscal 1997, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $2.9 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.1 million.

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION

         During the second quarter of Fiscal 1996, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million. In addition, during the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge, Inc. credit agreement due to the reacquisition of Plainbridge, Inc. by Pathmark, the Company wrote off deferred financing fees resulting in a net loss on early extinguishment of debt of $0.7 million. During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures. The premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.1 million.

    SUMMARY OF OPERATIONS:

         For the second quarter of Fiscal 1997, the Company's net loss was $15.0 million compared to a net loss of $1.9 million for the prior year. For the six-month period of Fiscal 1997, the Company's net loss was $24.1 million compared to a net loss of $8.0 in the prior year. The increase in net loss in the second quarter and six-month period of Fiscal 1997 compared to the prior year was primarily due to lower operating earnings, the extraordinary loss on early extinguishment of debt and higher interest expense, partially offset by a higher income tax benefit.

    EBITDA-FIFO:

         EBITDA-FIFO was $50.9 million and $61.7 million in the second quarters of Fiscal 1997 and Fiscal 1996, respectively, and $99.4 million and $115.9 million for the six-month period of Fiscal 1997 and Fiscal 1996, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

    DEBT SERVICE:

         During the six-month period of Fiscal 1997, total debt increased $12.2 million from Fiscal 1996 year end primarily due to debt accretion on the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures. On June 30, 1997, the Company, through its Pathmark subsidiary, entered into the Credit Agreement with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility. In connection with this refinancing, the Company repaid in full the former Pathmark term loan ($230.5 million) and the former Pathmark working capital facility ($57.5 million) with the borrowings obtained under the Credit Agreement. Borrowings under the Working Capital Facility were $20.9 million at August 2, 1997 and have decreased to $19.5 million at September 11, 1997.

         During the second quarter of Fiscal 1997, the Company sold four of the 12 supermarkets that it announced for divestiture at the end of Fiscal 1996 for $14.9 million and sold two former operating sites, primarily drug stores, for $11.1 million. There was no gain or loss recognized on these transactions. The proceeds were used to paydown a portion of the former working capital facility and certain mortgages.

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION

         Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.25% to LIBOR plus 2.50%. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow or obtain letters of credit in an aggregate amount not to exceed $200 million, of which the maximum of $125 million can be in letters of credit. In addition, pursuant to a Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates. However, there can be no assurance that the Company will undertake such refinancing.

         The Credit Agreement contains covenants, including financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions; (v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

         The Company does not currently maintain any interest rate hedging arrangements. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

         The majority of the cash interest payments are scheduled in the second and fourth quarters.

         The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures) are as follows (dollars in millions):

                                                 PRINCIPAL
         FISCAL YEARS                            PAYMENTS
          ------------                           --------
             1997(a)                             $   12.7
             1998                                    37.5
             1999                                    16.5
             2000                                    81.6
             2001                                   311.2
             2002                                   195.8
             2003                                   644.4

----------------
(a)  Subsequent to August 2, 1997.

    LIQUIDITY:

         The consolidated financial statements of the Company indicate that, at August 2, 1997, current liabilities exceeded current assets by $112.7 and stockholder's deficit was $1.29 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION

         The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of certain mortgages in Fiscal 1998, the maturity of the Term Loan and Working Capital Facility in Fiscal 2001 and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes and the Pathmark Deferred Coupon Notes due in Fiscal 2003 and the PTK Exchangeable Guaranteed Debentures due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at August 2, 1997, and, based on management's operating projections for Fiscal 1997, the Company believes that it will continue to be in compliance with its debt covenants. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness.

         The Board of Directors has approved, to the extent permitted by the new Credit Agreement, that the Company may repurchase a portion of the Subordinated Notes and Subordinated Debentures in such amounts and for such consideration as the Company shall determine, in light of prevailing market conditions.

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

    PREFERRED STOCK DIVIDENDS:

         The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at August 2, 1997, the unpaid dividends of $81.8 million were accrued and included in other noncurrent liabilities.

    CAPITAL EXPENDITURES:

         Capital expenditures for the second quarter of Fiscal 1997, including property acquired under capital leases, were $15.5 million compared to $27.9 million for the prior year and for the six-month period of Fiscal 1997 were $27.3 million compared to $43.6 million for the prior year. During the six-month period of Fiscal 1997, the Company opened two new Pathmark 2000 format stores, completed five major renovations and enlargements to existing supermarkets and sold four and closed four of the 12 stores announced for divestiture at the end of Fiscal 1996. Subsequent to the second quarter of Fiscal 1997, the Company closed an additional three of the 12 stores announced for divestiture. During the remainder of Fiscal 1997, the Company does not plan to open any new Pathmark 2000 format stores and expects to complete up to an aggregate of seven major renovations and enlargements.

                      SUPERMARKETS GENERAL HOLDINGS CORPORATION

    CASH FLOWS:

         Cash provided by operating activities amounted to $11.7 million in the six-month period of Fiscal 1997 compared to $39.2 million in the prior year.
The decrease in net cash provided by operating activities was primarily due to an increase in the net loss and an increase in cash used for operating assets and liabilities. Cash provided by investing activities was $11.9 million in the six-month period of Fiscal 1997 compared to cash used for investing activities of $17.1 million in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds from property dispositions and a decrease in expenditures of property and equipment. Cash used for financing activities was $25.9 million in the six-month period of Fiscal 1997 compared to $25.0 million in the prior year. The increase in cash used for financing activities was primarily due to a decrease in bank overdrafts and an increase in deferred financing fees related to the Credit Agreement, partially offset by a decrease in the repayment of PTK Exchangeable Guaranteed Debentures and an increase in borrowings in conjunction with the Credit Agreement, net of repaying in full the former Pathmark term loan and former Pathmark working capital facility.

                              PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

         NO.                 DESCRIPTION
         ---                 -----------

         4.4 Credit Agreement dated as of June 30, 1997 among Pathmark Stores, Inc., the Lenders listed therein and The Chase Manhattan Bank as Administrative Agent.

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K have been filed during the quarter for which this report has been filed.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                  SUPERMARKETS GENERAL HOLDINGS CORPORATION

                                  BY   /S/ RON MARSHALL
                                       ------------------------------------
                                        (RON MARSHALL)
                                       EXECUTIVE VICE PRESIDENT
                                       AND CHIEF FINANCIAL OFFICER



                                  BY   /S/ JOSEPH ADELHARDT
                                       ------------------------------------
                                        (JOSEPH ADELHARDT)
                                       SENIOR VICE PRESIDENT AND CONTROLLER,
                                       CHIEF ACCOUNTING OFFICER



DATE:  September 16, 1997