Form 10-Q/A
period 1997-08-02
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1997-09-17
CIK 821139

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                              --------------------------

                                  Amendment No 1
                                      to the
                                     FORM 10-Q

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


================================================================================

                              PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

         NO.                 DESCRIPTION
         ---                 -----------

         4.4* Credit Agreement dated as of June 30, 1997 among Pathmark Stores, Inc., the Lenders listed therein and The Chase Manhattan Bank as Administrative Agent.

         27        Financial Data Schedule

    _______________
    *Previously filed

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