Form 10-Q
period 1997-11-01
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1997-12-16
CIK 821139

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

 FOR THE QUARTER ENDED                                 COMMISSION FILE NUMBER
   NOVEMBER 1, 1997                                           0-16404

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                13-3408704
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

301 BLAIR ROAD, P.O. BOX 5301                                  07095-0915
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

                      Yes        X            No
                              -------                -------

         As of November 1, 1997, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

==============================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (in thousands)

                                                                 13 WEEKS ENDED                     39 WEEKS ENDED
                                                            --------------------------          -------------------------
                                                          NOVEMBER 1,      NOVEMBER 2,       NOVEMBER 1,       NOVEMBER 2,
                                                             1997              1996              1997             1996
                                                           --------          --------          -------          --------
Sales..............................................     $    901,006     $    911,221      $  2,755,313      $  2,755,556

Cost of sales (exclusive of depreciation and
   amortization shown separately below)............          652,524          644,420         1,984,908         1,947,781
                                                         -----------      ------------      ------------     ------------

Gross profit.......................................          248,482          266,801           770,405           807,775

Selling, general and administrative expenses.......          205,318          211,821           630,796           640,518

Depreciation and amortization......................           21,407           20,536            61,607            62,668
                                                         -----------      ------------      ------------     ------------

Operating earnings.................................           21,757           34,444            78,002           104,589

Interest expense...................................          (41,034)         (40,951)         (124,822)         (122,646)
                                                         -----------      ------------      ------------     ------------

Loss before income tax benefit and
   extraordinary items.............................          (19,277)          (6,507)          (46,820)          (18,057)

Income tax benefit.................................            7,815            2,567            18,703             7,070
                                                         -----------      ------------      ------------     ------------

Loss before extraordinary items....................          (11,462)          (3,940)          (28,117)          (10,987)

Extraordinary items, net of an income tax
   benefit of $5,456 in Fiscal 1997 and $695
   in Fiscal 1996..................................               --               --            (7,488)             (997)
                                                         -----------      ------------      ------------     ------------

Net loss...........................................          (11,462)          (3,940)          (35,605)          (11,984)

Less: non-cash preferred stock accretion and
   dividend requirements...........................           (4,758)          (4,740)          (14,262)          (14,209)
                                                         -----------      ------------      ------------     ------------

Net loss attributable to common stockholder........     $    (16,220)    $     (8,680)     $    (49,867)     $    (26,193)
                                                         ===========      ============      ============     ============

                                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (in thousands except share amounts)



                                                                              NOVEMBER 1,            FEBRUARY 1,
                                                                                 1997                   1997
                                                                              ---------             ----------

ASSETS

Current Assets
   Cash and cash equivalents.........................................      $      9,436           $     10,967
   Accounts receivable, net..........................................            10,985                 12,799
   Merchandise inventories...........................................           203,236                217,440
   Income taxes receivable...........................................             4,241                  2,120
   Deferred income taxes.............................................             9,568                  9,969
   Prepaid expenses..................................................            24,638                 24,970
   Due from suppliers................................................            11,206                 13,950
   Other current assets..............................................            10,317                  5,942
                                                                            ------------           ------------
      Total Current Assets...........................................           283,627                298,157
Property and Equipment, Net..........................................           551,556                604,955
Deferred Financing Costs, Net........................................            19,734                 28,743
Deferred Income Taxes................................................            64,645                 39,530
Other Assets.........................................................            37,423                 45,200
                                                                            ------------           ------------
                                                                           $    956,985           $  1,016,585
                                                                            ============           ============
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
   Accounts payable..................................................      $    143,474           $    167,446
   Book overdrafts...................................................            30,511                 41,086
   Current maturities of long-term debt..............................            17,493                 74,431
   Accrued payroll and payroll taxes.................................            51,827                 56,414
   Current portion of lease obligations..............................            24,966                 23,208
   Accrued interest payable..........................................            37,579                 20,712
   Accrued expense and other current liabilities.....................            90,316                 90,629
                                                                            ------------           ------------
      Total Current Liabilities......................................           396,166                473,926
                                                                            ------------           ------------
Long-Term Debt.......................................................         1,289,342              1,213,081
                                                                            ------------           ------------
Lease Obligations, Long-Term.........................................           167,506                175,628
                                                                            ------------           ------------
Other Noncurrent Liabilities.........................................           305,270                306,733
                                                                            ------------           ------------
Redeemable Securities
   Exchangeable Preferred Stock, $.01 par value......................           106,723                105,372
                                                                            ------------           ------------
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671
   Liquidation preference, $25 per share: $122,267
Commitments and Contingencies (Note 5)
Stockholder's Deficit
   Class A Common Stock, $.01 par value..............................                 7                      7
      Authorized: 1,075,000 shares
      Issued and outstanding: 650,675
   Class B Common Stock, $.01 par value..............................                 3                      3
      Authorized: 1,000,000 shares
      Issued and outstanding: 320,000
Paid-in Capital......................................................           197,981                199,332
Accumulated Deficit..................................................        (1,506,013)            (1,457,497)
                                                                            ------------           ------------
   Total Stockholder's Deficit.......................................        (1,308,022)            (1,258,155)
                                                                            ------------           ------------
                                                                           $    956,985           $  1,016,585
                                                                            ============           ============

           See notes to consolidated financial statements (unaudited).



                                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
                                      (in thousands except per share amounts)




                                               CLASS A      CLASS B                                             TOTAL
                                               COMMON       COMMON        PAID-IN        ACCUMULATED        STOCKHOLDER'S
                                                STOCK        STOCK        CAPITAL          DEFICIT             DEFICIT
                                                 ----        -----       ---------       ------------       ------------
Balance, February 1, 1997.................      $   7       $   3       $  199,332      $ (1,457,497)       $ (1,258,155)
Net loss..................................         --          --               --           (35,605)            (35,605)
Accrued dividends on preferred stock
      ($2.64 per share)...................         --          --               --           (12,911)            (12,911)
Accretion on preferred stock..............         --          --           (1,351)               --              (1,351)
                                                 ----        -----       ---------       ------------       ------------

Balance, November 1, 1997.................      $   7       $   3       $  197,981      $ (1,506,013)       $ (1,308,022)
                                                 ====        =====       =========       ============       ============


Balance, February 3, 1996.................      $   7       $   3       $  197,671      $ (1,420,138)       $ (1,222,457)
Net loss..................................         --          --               --           (11,984)            (11,984)
Accrued dividends on preferred stock
      ($2.64 per share)...................         --          --               --           (12,911)            (12,911)
Accretion on preferred stock..............         --          --           (1,298)               --              (1,298)
                                                 ----        -----       ---------       ------------       ------------

Balance, November 2, 1996.................      $   7       $   3       $  196,373      $ (1,445,033)       $ (1,248,650)
                                                 ====        =====       =========       ============       ============




           See notes to consolidated financial statements (unaudited).

                                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (in thousands)
                                                                                                     39 WEEKS ENDED
                                                                                              ---------------------------
                                                                                               NOVEMBER 1,     NOVEMBER 2,
                                                                                                   1997            1996
                                                                                                ---------       ---------
Operating Activities
    Net loss................................................................................    $  (35,605)     $  (11,984)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Extraordinary loss on early extinguishment of debt....................................         7,488             997
      Depreciation and amortization.........................................................        64,624          65,251
      Deferred income tax benefit...........................................................       (24,159)         (4,925)
      Interest accruable but not payable....................................................        13,700          12,344
      Amortization of original issue discount...............................................         2,484           2,343
      Amortization of debt issuance costs...................................................         4,526           5,555
      (Gain) loss on disposal of property and equipment.....................................           117          (5,332)
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net............................................................         1,814            (533)
        Merchandise inventories.............................................................        14,204          (5,411)
        Income taxes........................................................................         3,335          (4,467)
        Other current assets................................................................        (3,595)         (3,526)
        Other assets........................................................................         6,066             364
        Accounts payable....................................................................       (23,972)          2,770
        Accrued interest payable............................................................        15,165             (65)
        Accrued expenses and other current liabilities......................................        (3,142)         (8,366)
        Other noncurrent liabilities........................................................       (17,573)          3,598
                                                                                                 ---------       ---------
           Cash provided by operating activities............................................        25,477          48,613
                                                                                                 ---------       ---------
Investing Activities
    Property and equipment expenditures.....................................................       (20,707)        (38,198)
    Proceeds from disposition of property and equipment.....................................        25,475           8,059
                                                                                                 ---------       ---------
           Cash provided by (used for) investing activities................................         4,768         (30,139)
                                                                                                 ---------       ---------
Financing Activities
   Borrowings under Term Loan in connection with the new Credit Agreement...................       300,000              --
   Repayments of term loans.................................................................      (245,252)        (32,890)
   Increase (decrease) in working capital facilities borrowings.............................       (48,300)         25,000
   Increase (decrease) in book overdrafts...................................................       (10,575)         (5,966)
   Increase in other borrowings.............................................................         1,956           2,052
   Repayment of other long-term borrowings..................................................        (5,265)         (7,342)
   Reduction in lease obligations...........................................................       (15,955)        (15,035)
   Deferred financing fees..................................................................        (8,253)         (2,926)
   Premiums incurred in redemption of PTK Exchangeable Guaranteed Debentures
      and other borrowings..................................................................          (132)           (554)
   Proceeds from lease financing............................................................            --          21,405
   Repayment of PTK Exchangeable Guaranteed Debentures......................................            --          (3,007)
                                                                                                 ---------       ---------
           Cash used for financing activities...............................................       (31,776)        (19,263)
                                                                                                 ---------       ---------
Decrease in cash and cash equivalents.......................................................        (1,531)           (789)
Cash and cash equivalents at beginning of period............................................        10,967          12,526
                                                                                                 ---------       ---------
Cash and cash equivalents at end of period..................................................    $    9,436      $   11,737
                                                                                                 =========       =========
Supplemental Disclosures of Cash Flow Information
    Interest paid...........................................................................    $   87,138      $  102,561
                                                                                                 =========       =========
    Income taxes paid.......................................................................    $    3,222      $    4,028
                                                                                                 =========       =========

Noncash Investing and Financing Activities
    Capital lease obligations...............................................................    $   17,917      $   24,821
                                                                                                 =========       =========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

      Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 135 supermarkets as of November 1, 1997, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

NOTE 2--SUPPLY AND DISTRIBUTION AGREEMENTS

      During the third quarter of Fiscal 1997, the Company entered into a fifteen year supply agreement with C&S Wholesale Grocers, Inc. ("C&S") which will supply substantially all of the Company's grocery, frozen and perishable merchandise. Simultaneously, the Company and C&S entered into an agreement pursuant to which C&S will purchase Pathmark's Woodbridge, New Jersey warehouse complex and assume the leases of other distribution facilities in North Brunswick and Dayton, New Jersey, including the fixtures, equipment and inventory at each facility. The transactions, which are subject to a number of conditions, are expected to be closed by the end of the fiscal year. In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

      Also during the third quarter, the Company entered into a three year agreement with a pharmaceutical wholesaler to supply pharmaceutical products to the Company on a consignment basis. In connection with such agreement, the pharmaceutical wholesaler purchased the Company's warehouse pharmaceutical inventory for $5.2 million and plans to purchase certain store pharmaceutical products throughout Fiscal 1998. Current year results for the third quarter and nine-month period include a $2.0 million gain on a LIFO liquidation related to the sale of such warehouse inventory.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 3--LONG-TERM DEBT

      Long-term debt is comprised of the following (dollars in thousands):



                                                                                      NOVEMBER 1,      FEBRUARY 1,
                                                                                         1997              1997
                                                                                      -----------      ------------
Pathmark Term Loan..............................................................     $    297,875     $         --
Pathmark Working Capital Facility...............................................           25,200               --
Former Pathmark term loan.......................................................               --          243,127
Former Pathmark working capital facility........................................               --           73,500
9.625% Pathmark Senior Subordinated Notes due 2003
    ("Pathmark Senior Subordinated Notes")......................................          438,045          437,780
11.625% Pathmark Subordinated Notes due 2002
    ("Pathmark Subordinated Notes").............................................          199,017          199,017
11.625% Holdings Subordinated Notes due 2002
    ("Holdings Subordinated Notes").............................................              983              983
12.625% Pathmark Subordinated Debentures due 2002
    ("Pathmark Subordinated Debentures")........................................           95,750           95,750
10.75% Pathmark Deferred Coupon Notes due 2003
    ("Pathmark Deferred Coupon Notes")..........................................          182,259          168,559
10.25% PTK Exchangeable Guaranteed Debentures due 2003
    ("PTK Exchangeable Guaranteed Debentures")..................................           29,661           27,442
Industrial revenue bonds........................................................            6,375            6,375
Other debt (primarily mortgages)................................................           31,670           34,979
                                                                                      -----------      ------------
Total debt......................................................................        1,306,835        1,287,512
Less: current maturities........................................................           17,493           74,431
                                                                                      -----------      ------------
Long-term portion...............................................................     $  1,289,342     $  1,213,081
                                                                                      ===========      ============


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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4--INTEREST EXPENSE

      Interest expense is comprised of the following (dollars in thousands):

                                                               13 WEEKS ENDED                   39 WEEKS ENDED
                                                         ----------------------------      ---------------------------
                                                          NOVEMBER 1,      NOVEMBER 2,     NOVEMBER 1,      NOVEMBER 2,
                                                             1997            1996             1997            1996
                                                          ---------       ---------       ---------        ---------
Pathmark term loans................................      $    6,156      $    5,519       $   16,679      $   17,233
Pathmark working capital facilities................             671           1,299            4,143           3,955
Pathmark Senior Subordinated Notes
    Amortization of original issue discount........              88              88              265             265
    Currently payable..............................          10,588          10,588           31,763          31,763
Pathmark Subordinated Notes........................           5,813           5,813           17,438          17,438
Pathmark Subordinated Debentures...................           3,022           3,022            9,066           9,066
Pathmark Deferred Coupon Notes
    Accrued but not payable........................           4,687           4,222           13,700          12,344
PTK Exchangeable Guaranteed Debentures
    Amortization of original issue discount........             764             689            2,219           2,078
Amortization of debt issuance costs................           1,016           1,918            4,526           5,555
Lease obligations..................................           5,398           4,750           16,487          13,995
Other, net.........................................           2,831           3,043            8,536           8,954
                                                          ---------       ---------       ---------        ---------
Interest expense...................................      $   41,034      $   40,951       $  124,822      $  122,646
                                                          =========       =========       =========        =========

      The majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 5--CONTINGENCIES

    RICKEL:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into leases for certain of the Company's owned real estate properties with Rickel, as tenant (the "Leases"), pursuant to which the Company is entitled to receive annual aggregate rentals of approximately $4.2 million. In addition, as part of the sale, the Company assigned to Rickel and Rickel assumed various liabilities of the home centers segment, primarily third party leases (the "Assumed Liabilities"). As of November 1, 1997, the estimated present value of obligations under the Assumed Liabilities approximated $25.6 million.

      In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Since the inception of Rickel's bankruptcy, Rickel has rejected five Leases and two third party leases. The five rejected Leases had annual rentals of approximately $2.7 million. One of the rejected third party leases has been settled with the landlord and the estimated present value of the other third party lease obligation is approximately $4.6 million at November 1, 1997. The Company is actively marketing these properties to other prospective tenants. In addition to the above leases, Rickel has also assigned one of its third party leases to a large retailer. Management has concluded that the Company has sufficient reserves to cover any resulting liability which may occur with respect to these matters. In September 1997, Rickel announced that it is terminating its retail operations and is liquidating its retail inventory. Since Rickel's bankruptcy is not concluded, the Company cannot determine whether Rickel will reject any additional Leases or the extent to which the Company will become liable with respect to the Assumed Liabilities in the event of Rickel's nonpayment thereof.

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

RESULTS OF OPERATIONS

   SALES:

    Sales in the third quarter of Fiscal 1997 were $901.0 million compared to $911.2 million in the prior year, a decrease of 1.1%. For the nine-month period of Fiscal 1997, sales were $2,755.3 million compared to $2,755.6 million in the prior year. Same store sales increased 0.6% and 0.8% for the third quarter and nine-month period, respectively, primarily from the Company's promotional pricing program which commenced in the first quarter of Fiscal 1997. Sales in Fiscal 1997 compared to Fiscal 1996 were also impacted by new store openings and remodels offset by sold and closed stores. The Company operated 135 and 143 supermarkets at the end of the second quarters of Fiscal 1997 and Fiscal 1996, respectively.

   GROSS PROFIT:

      Gross profit in the third quarter of Fiscal 1997 was $248.5 million or 27.6% of sales compared to $266.8 million or 29.3% of sales for the prior year. For the nine-month period of Fiscal 1997, gross profit was $770.4 million or 28.0% of sales compared to $807.8 million or 29.3% for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for the third quarter and nine-month period of Fiscal 1997 compared to the prior year was primarily due to the promotional pricing program introduced during the first quarter of Fiscal 1997, as well as the pre-Thanksgiving holiday promotions during the third quarter of Fiscal 1997. The cost of goods sold comparisons were impacted by a pretax LIFO credit of $1.7 million in the third quarter of Fiscal 1997 compared to no LIFO adjustment in the third quarter of Fiscal 1996, and by a pretax LIFO credit of $0.8 million and a pretax LIFO charge of $1.7 million in the nine-month period of Fiscal 1997 and Fiscal 1996, respectively. The pretax LIFO credit for the current year third quarter and the nine-month period include a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory (See Note 2 to the Consolidated Financial Statements).

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

    SG&A in the third quarter of Fiscal 1997 decreased $6.5 million or 3.1% compared to the prior year and decreased $9.7 million or 1.5% in the nine-month period of Fiscal 1997 compared to the prior year. As a percentage of sales, SG&A was 22.8% in the third quarter of Fiscal 1997, down from 23.2% in the prior year and was 22.9% for the nine-month period of Fiscal 1997, down from 23.2% the prior year. The decrease in SG&A as a percentage of sales in the third quarter and nine-month period of Fiscal 1997 compared to the prior year was primarily due to lower administrative, advertising, claims and utilities expenses, partially offset by higher store labor expenses.

   DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization of $21.4 million in the third quarter of Fiscal 1997 was $0.9 million higher than the prior year of $20.5 million. For the nine-month period of Fiscal 1997, depreciation and amortization of $61.6 million was $1.1 million lower than the prior year of $62.7 million. The increase in depreciation and amortization expense in the third quarter of Fiscal 1997 compared to the prior year was primarily due to capital expenditures in Fiscal 1997. The decrease in depreciation and amortization expense

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

in the nine-month period of Fiscal 1997 compared to the prior year was primarily due to the write down in the fourth quarter of Fiscal 1996 of certain fixed assets held for sale, principally in the Company's southern region, partially offset by capital expenditures in Fiscal 1997. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.9 million and $0.8 million in the third quarters of Fiscal 1997 and Fiscal 1996, respectively, and $2.6 million and $2.3 million in the nine-month period of Fiscal 1997 and Fiscal 1996, respectively.

   OPERATING EARNINGS:

    Operating earnings in the third quarter of Fiscal 1997 were $21.8 million compared to the prior year of $34.4 million. For the nine-month period of Fiscal 1997, operating earnings were $78.0 million compared with $104.6 million in the prior year. The decrease in operating earnings in the third quarter and nine-month period of Fiscal 1997 compared to the prior year was primarily due to lower gross profit, partially offset by lower SG&A.

   INTEREST EXPENSE:

    Interest expense was $41.0 million in both the third quarter of Fiscal 1997 and Fiscal 1996 and $124.8 million for the nine-month period of Fiscal 1997 compared to $122.6 million in the prior year. The increase in interest expense in the nine-month period of Fiscal 1997 compared to the prior year was primarily due to increases in lease obligations, the debt accretion on the Deferred Coupon Notes, and higher interest rates, partially offset by lower amortization of debt issuance costs.

   INCOME TAXES:

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The income tax benefit in the third quarter and nine-month period of Fiscal 1997 was $7.8 million and $18.7 million, respectively. The income tax benefit for the third quarter and nine-month period of Fiscal 1996 was $2.6 million and $7.1 million, respectively.

    During the nine-month period of Fiscal 1997, the Company made income tax payments of $3.2 million and received income tax refunds of $0.5 million. During the nine-month period of Fiscal 1996, the Company made income tax payments of $4.0 million and received income tax refunds of $2.9 million.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


   SUMMARY OF OPERATIONS:

    For the third quarter of Fiscal 1997, the Company's net loss was $11.5 million compared to a net loss of $3.9 million for the prior year. For the nine-month period of Fiscal 1997, the Company's net loss was $35.6 million compared to a net loss of $12.0 million in the prior year. The increase in net loss in the nine-month period of Fiscal 1997 compared to the prior year was primarily due to lower operating earnings, the extraordinary loss on early extinguishment of debt and higher interest expense, partially offset by a higher income tax benefit.

   EBITDA-FIFO:

      EBITDA-FIFO was $42.5 million and $55.9 million in the third quarters of Fiscal 1997 and Fiscal 1996, respectively, and $141.9 million and $171.7 million for the nine-month period of Fiscal 1997 and Fiscal 1996, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

   DEBT SERVICE:

    During the nine-month period of Fiscal 1997, total debt increased $19.3 million from Fiscal 1996 year end primarily due to debt accretion on the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures and a net increase in borrowings under the Credit Agreement compared to the former credit agreement. On June 30, 1997, the Company, through its Pathmark subsidiary, entered into the Credit Agreement with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility. In connection with this refinancing, the Company repaid in full the former Pathmark term loan ($230.5 million) and the former Pathmark working capital facility ($57.5 million) with the borrowings obtained under the Credit Agreement. Borrowings under the Working Capital Facility were $25.2 million at November 1, 1997 and have increased to $26.8 million at December 9, 1997.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


      The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures) are as follows (dollars in millions):


                                                                    PRINCIPAL
 FISCAL YEARS                                                        PAYMENTS

    1997(a)......................................................    $  10.1
    1998.........................................................       37.5
    1999.........................................................       16.5
    2000.........................................................       81.6
    2001.........................................................      315.5
    2002.........................................................      195.8
    2003.........................................................      650.0

----------
(a) Subsequent to November 1, 1997.

    LIQUIDITY:

      The consolidated financial statements of the Company indicate that, at November 1, 1997, current liabilities exceeded current assets by $112.5 million and stockholder's deficit was $1.31 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Pathmark Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Term Loan and Working Capital Facility in Fiscal 2001 and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes and the Pathmark Deferred Coupon Notes due in Fiscal 2003 and the PTK Exchangeable Guaranteed Debentures due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at November 1, 1997, and, based on management's operating projections for the remainder of Fiscal 1997, the Company believes that it will continue to be in compliance with its debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


    PREFERRED STOCK DIVIDENDS:

      The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at November 1, 1997, the unpaid dividends of $86.1 million were accrued and included in other noncurrent liabilities.

    CAPITAL EXPENDITURES:

      Capital expenditures for the third quarter of Fiscal 1997, including property acquired under capital leases, were $11.3 million compared to $19.4 million for the prior year and for the nine-month period of Fiscal 1997 were $38.6 million compared to $63.0 million for the prior year. During the nine-month period of Fiscal 1997, the Company opened two new Pathmark stores, completed five major renovations and enlargements to existing supermarkets and sold four and closed seven of the 12 stores announced for divestiture at the end of Fiscal 1996. During the remainder of Fiscal 1997, the Company does not plan to open any new Pathmark stores and expects to complete up to an aggregate of 12 major renovations and enlargements.

    CASH FLOWS:

      Cash provided by operating activities amounted to $25.5 million in the nine-month period of Fiscal 1997 compared to $48.6 million in the prior year. The decrease in net cash provided by operating activities was primarily due to an increase in the net loss and an increase in cash used for operating assets and liabilities. Cash provided by investing activities was $4.8 million in the nine-month period of Fiscal 1997 compared to cash used for investing activities of $30.1 million in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds from property dispositions and a decrease in expenditures of property and equipment. Cash used for financing activities was $31.8 million in the nine-month period of Fiscal 1997 compared to $19.3 million in the prior year. The increase in cash used for financing activities was primarily due to a decrease in bank overdrafts and an increase in deferred financing fees related to the Credit Agreement, partially offset by a decrease in the repayment of PTK Exchangeable Guaranteed Debentures and an increase in borrowings in conjunction with the Credit Agreement, net of repaying in full the former Pathmark term loan and former Pathmark working capital facility.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      During the third quarter of Fiscal 1997, the Company entered into a fifteen year supply agreement with C&S Wholesale Grocers, Inc. ("C&S") which will supply substantially all of the Company's grocery, frozen and perishable merchandise. Simultaneously, the Company and C&S entered into an agreement pursuant to which C&S will purchase Pathmark's Woodbridge, New Jersey warehouse complex and assume the leases of other distribution facilities in North Brunswick and Dayton, New Jersey, including the fixtures, equipment and inventory at each facility. The transactions, which are subject to a number of conditions, are expected to be closed by the end of the fiscal year. In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

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

                         SUPERMARKETS GENERAL HOLDINGS CORPORATION

                            BY                     /S/ RON MARSHALL
                                        ---------------------------------
                                                    (RON MARSHALL)
                                               EXECUTIVE VICE PRESIDENT
                                             AND CHIEF FINANCIAL OFFICER

                            BY                    /S/ JOSEPH ADELHARDT
                                        ----------------------------------
                                                   (JOSEPH ADELHARDT)
                                          SENIOR VICE PRESIDENT AND CONTROLLER,
                                                 CHIEF ACCOUNTING OFFICER

DATE:   December 16, 1997