Form 10-K
period 1998-01-31
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1998-04-28
CIK 821139

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

For the Fiscal Year Ended                                 Commission File Number
    January 31, 1998                                             0-16404
                                 --------------
                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             13-3408704
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           200 Milik Street                                        07008
         Carteret, New Jersey                                   (Zip Code)
(Address of principal executive offices)

                                 (732) 499-3000
              (Registrant's telephone number, including area code)
                               -------------------

          Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
            $3.52 Cumulative Exchangeable Redeemable Preferred Stock
                                (Title of Class)
                               -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of April 1, 1998, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

     Documents Incorporated by Reference: None

===============================================================================

                                     PART I
ITEM 1.  Business*
General

    Registrant was incorporated in the State of Delaware in April 1987 as SMG Holdings Corporation. Subsequently, registrant's name was changed to Supermarkets General Holdings Corporation (the "Company"). The Company acquired Supermarkets General Corporation ("Old Supermarkets") in October 1987 (the "Acquisition"). References to the Company in this Report refer to the Company and its subsidiaries on a consolidated basis, except where the context requires otherwise.

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

    The Company consummated a recapitalization plan (the "Recapitalization") on October 26, 1993. In connection with the Recapitalization, the Company transferred all of the capital stock of Pathmark to PTK Holdings, Inc., a wholly owned subsidiary of the Company ("PTK").

    During the fiscal year ended February 1, 1997 ("Fiscal 1996"), the Company reported that it had decided to divest 12 supermarkets located in its southern region. During the course of the fiscal year ended January 31, 1998 ("Fiscal 1997"), the Company sold or closed 11 of the 12 stores held for divestiture and decided to continue to operate the remaining store.

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

- Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.25% to LIBOR plus 2.50%. The Company is required to repay a portion of its borrowings under the Term Loan each year so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow or obtain letters of credit in an aggregate amount not to exceed $200 million, of which the maximum of $125 million can be in letters of credit. In addition, pursuant to a Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates.

    The Credit Agreement contains certain covenants, including financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on liens; (iii) restriction on mergers (iv) restriction on investments, loans, advances, guarantees and acquisitions; (v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements, and (vii) restriction on transactions with affiliates.

--------------
* Except as otherwise indicated, information contained in this Item is given as of January 31, 1998.

    On January 29, 1998, the Company sold its Woodbridge, New Jersey distribution center and office complex and its leasehold interests in its two distribution centers and its banana ripening facility in North Brunswick, New Jersey, Dayton, New Jersey and Avenel, New Jersey, respectively (all of the foregoing buildings are hereinafter referred to as, collectively, the "Facilities"), to C&S Wholesale Grocers, Inc. ("C&S"), including the fixtures, equipment and inventory in each of those Facilities, for approximately $104 million (approximately $60 million, excluding inventory) ("the C&S Purchase Agreement"). The Company used a portion of the net proceeds to partially reduce borrowings under the Credit Agreement. At the same time, the term of the Company's 15 year supply agreement with C&S (the "Supply Agreement") commenced, pursuant to which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise requirements, formerly owned and warehoused by the Company (see Item 1. Business - Supply and Distribution).

Business of the Company

    The Company's primary business activity is the management of its interests in Pathmark and Chefmark, Inc. ("Chefmark"). The Company holds all of the capital stock of PTK and all of the capital stock of Chefmark. Through PTK, the Company owns all of the capital stock of Pathmark. Chefmark's primary business is to supply Pathmark with deli food preparation services.

Business

    At January 31, 1998, Pathmark operated 135 supermarkets primarily in the densely populated New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. These supermarkets are located in New Jersey, New York, Pennsylvania, Delaware and Connecticut and consist of 5.2 million selling square footage and 7.1 million total square footage.

Business Strategy

    Pathmark's business strategy is to increase sales, profitability and market penetration in its existing markets by focusing on the following five operating priorities: concentrate on core business, Pathmark "GREAT" service, lower operating costs, spend capital wisely and have the right management team. By concentrating on and implementing these five priorities, the Company expects to accomplish its strategic goals (i) by providing superior perishable and non-perishable merchandise, value and service to its customers through its marketing, merchandising and customer service programs; (ii) through increased operating efficiencies; and (iii) through efficient use of capital to renovate and enlarge its existing store base.

Marketing and Merchandising

- Super Center Format. Of Pathmark's 135 stores, 132 are Super Centers. The average Pathmark Super Center is approximately 39% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. The Pathmark Super Center format is designed to provide Pathmark customers with a substantially greater selection of quality perishable products and to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates, particularly in the perishable departments. All of Pathmark's new supermarkets and enlargements completed in Fiscal 1997 were Super Centers and Pathmark expects that all new stores and enlargements thereafter will employ the same concept.

- Flexible Merchandising. Pathmark believes that its large-store format gives it considerable flexibility to respond to changing consumer demands and competition by varying and enhancing its merchandise selection. Pathmark's "Big Deals" program, currently consisting of over 500 merchandise items, offers large-sized merchandise at prices that Pathmark believes are competitive with those available in "warehouse" and "club" stores. Pathmark emphasizes competitive pricing plus weekly sales and promotions supported by extensive advertising, both primarily in print media. Merchandising flexibility and effectiveness is enhanced through the increased utilization of a category management approach. In addition, Pathmark offers for sale over 3,000 items through its private label program.

- Pharmacy. Pathmark provides full pharmacy services in virtually all of its stores. Pathmark's broad market coverage within its marketing area has enabled it to become a leading filler of third-party prescriptions. Pathmark believes that its well-established pharmacy operations provide a competitive advantage in attracting and retaining customers.

Store Expansion and Renovation Program

- New Stores, Enlargements and Renovations. During Fiscal 1997, Pathmark opened two new Pathmark Super Centers, closed 11 other stores, and completed five renovations and eight enlargements. During the fiscal year ending January 30, 1999 ("Fiscal 1998"), Pathmark plans to open up to two new Super Centers and to complete up to an aggregate of 19 renovations and enlargements.

- Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a renovation or enlargement every five years. At the end of Fiscal 1997, Pathmark derived approximately 77% of its supermarket sales from stores that were opened, enlarged or renovated during the last five years.

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

- Cost Reduction. The Company is continuously evaluating its operations in an effort to reduce operating costs consistent with its overall objective of providing a high level of customer service. During Fiscal 1997, the Company took several steps to accomplish this goal. The Company closed or sold 11 stores, which had experienced unprofitable operating results. The Company reevaluated its merchandise distribution methods, resulting in decisions to outsource its trucking business and hire a trucking company to meet its transportation needs, to outsource its pharmacy merchandise requirements to a drug wholesaler, and to sell its grocery, frozen and perishable distribution centers to and enter into a 15 year supply arrangement with C&S, thereby lowering the Company's distribution costs (see Item 1 - Business - Supply and Distribution).

- Demographic and Geographic Concentration. The Company's stores serve densely populated communities. In addition, all Pathmark supermarkets are located within 100 miles of its corporate headquarters in Carteret, New Jersey and the principal warehousing facilities that serve them. The high population density, as well as the geographic concentration of stores, provide substantial economy of scale opportunities.

Pathmark Supermarkets

    Pathmark operated 135 supermarkets at January 31, 1998. Super Centers accounted for approximately 98% of Pathmark's supermarket sales for Fiscal 1997. The following table presents selected data reflecting supermarket sales and stores for the last five fiscal years.


                                                                             Fiscal Years
                                                      ------------------------------------------------------------
                                                           1997          1996      1995(a)     1994       1993
                                                           ----          ----      -------     ----       ----
                                                                         (Dollars in millions)
Supermarket sales.................................      $ 3,692          $ 3,701    $ 3,853    $ 3,785    $ 3,839
Average sales per Supermarket(b)..................         27.5             26.1       26.4       25.9       25.4
Number of Supermarkets:
      Renovations(c)..............................            5               16         14         14         12
      Enlargements(d).............................            8                5          4         11          5
      Opened......................................            2                4          5          4          4
      Closed......................................           11                4          4          6          5
Type of Supermarket(e):
      Super Center................................          132              139        139        137        138
      Conventional................................            3                5          5          6          7
      Total Supermarkets Open at Year End.........          135              144        144        143        145


----------------
(a)   Fiscal 1995 was a 53-week year.
(b) Computed on the basis of aggregate sales of stores open for the full year, based on a 52-week period.
(c) Renovations involve an investment of $400,000 or more and in Fiscal 1997 averaged over $1.0 million per store.
(d) Enlargements involve the addition of selling space and in Fiscal 1997 averaged an investment in excess of $3.5 million.
(e) Includes two stores not wholly owned. The sales figures for these stores are not included above.

    By industry standards, Pathmark stores are large and productive, averaging approximately 52,500 square feet in size and generating high average sales volume of approximately $27.5 million per store ($712 per selling square foot) for stores open for all of Fiscal 1997. Pathmark's 135 supermarkets at January 31, 1998 ranged from 26,008 to 66,463 square feet in size and included 126 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark, No Frills and Pathmark Preferred brands. All but five supermarkets contained in-store pharmacy departments at the end of Fiscal 1997.

    Pathmark pioneered the development of the large "superstore" in the Middle Atlantic States, opening the first "Pathmark Super Center" in 1977, and currently operates 132 such stores. The majority of Super Centers were created through the enlargement or renovation of existing stores. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, videotape rental, a pharmacy, expanded produce department, meat department, cheese shop, bakery, seafood, service delicatessen department and expanded health and beauty care department. All Super Centers have EFT and credit transaction capability at their checkout terminals, and 77 supermarkets also feature in-store automated teller machines. During Fiscal 1996, the Company entered into master licensing agreements with two regional banking institutions to place up to 98 in-store banks in Pathmark supermarkets over the next two years. Each bank, which occupies approximately 400 square feet, offers a full array of financial services and is open seven days a week. The license agreements have an initial term of five years with optional renewal periods. At the close of Fiscal 1997, 58 stores had in-store banks and Pathmark expects to have 36 additional in-store banks by the end of Fiscal 1998.

    Over the past several years, Pathmark stores have been designed to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. For example, Pathmark has introduced "GREAT" service, a customer service program emphasizing proactive, inter-personal communication between store associates and customers. All of Pathmark's new supermarkets and a majority of supermarket enlargements completed in Fiscal 1997 were Super Centers and Pathmark expects that virtually all new stores and enlargements will employ the same concept.

    Pathmark's supermarket business is generally not seasonal, although sales in the second and fourth quarters tend to be slightly higher than those in the first and third quarters.

Store Expansion and Renovation Program

    A key to Pathmark's business strategy has been, and will continue to be, the expansion of the total selling square footage of its operations. Pathmark believes, that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1997, Pathmark completed 94 renovations and enlargements and opened 19 new supermarkets. At the close of Fiscal 1997, sales in these stores accounted for approximately 77% of its total supermarket sales. Pathmark currently expects to open up to two non-replacement Pathmark Super Centers and to complete up to 19 renovations and enlargements during Fiscal 1998.

Advertising and Promotion

    As part of its marketing strategy, Pathmark emphasizes value through its competitive pricing and weekly sales and promotions supported by extensive advertising. Additional savings are offered each week from Pathmark "super coupons" in newspapers and circulars. Pathmark's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and advertising flyers distributed in stores, and radio. Several years ago, Pathmark introduced "Smart Coupons" in its advertisements. With "Smart Coupons", customers no longer are required to cut out Pathmark coupons from its advertisement and physically present them at the cash registers. Rather, when a coupon item is scanned during the check-out process, the coupon savings is automatically deducted from the price. Pathmark believes that its "Smart Coupons" greatly convenience its customers and improve customer service at the checkout.

Consumer Research

    Pathmark conducts numerous ongoing and special consumer research projects. These typically involve customer surveys (both in-store and by telephone) as well as focus groups. The information derived from these projects is used to evaluate consumers' attitudes and purchasing patterns and helps shape Pathmark's marketing programs.

Technology

    Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have IBM 4680 scanner systems supported by a RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning have not only led to lower labor costs, improved price control and shelf allocation, and quicker customer check-out, but have also assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system that enables it to replenish inventory to avoid "out of stocks" at store level while maintaining optimum overall inventory levels. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

    All of the pharmacies are equipped with pharmacy computers. In addition to improving customer service, these computers aid pharmacists in detecting drug interactions, improve the collection of third-party receivables and help to attract third-party businesses, such as health maintenance organizations and union welfare plans.

    In August 1991, Pathmark entered into a ten year facilities management and systems integration agreement with IBM Company. Under the agreement, IBM has taken over Pathmark's data center operations, mainframe processing and information system functions and is providing business applications and systems designed to enhance Pathmark's customer service and efficiency.

Supply and Distribution

    During the third quarter of Fiscal 1997, the Company decided to outsource its trucking operations and retained a local trucking company to provide the requisite trucking services. Management believes that the outsourcing arrangement will result in lower transportation costs to the Company.

    Beginning in January 1998, the Supply Agreement with C&S commenced. Under the Supply Agreement, C&S supplies to the Company and distributes from the Facilities substantially all of the grocery, frozen and perishable (includes meat, produce, seafood and delicatessen items) merchandise formerly owned and warehoused by the Company. Management believes that the Supply Agreement with C&S enhances the Company's ability to offer consistently fresh and high quality products to its customers at a reduced distribution cost to the Company. Prior to the Supply Agreement, products purchased for resale by the Company were purchased directly from a large group of unaffiliated suppliers, including large consumer products companies.

    The Company continues to operate a 266,000 square foot leased general merchandise, health and beauty care products and tobacco distribution center in Edison, New Jersey (the "GMDC"), which opened in 1980. During Fiscal 1997, the Company outsourced its pharmacy merchandise distribution requirements to a pharmaceutical wholesaler. In addition, Chefmark Inc., an affiliate of the Company, owns and operates a 16,000 square foot commissary in Somerset, New Jersey (the "Chefmark Facility") in which high quality cooked meat products and salads are prepared for sale and supplied to the Company for sale in the Company's delicatessen departments. The Chefmark Facility opened in 1976.

    Prior to the Supply Agreement with C&S, the Company operated, in addition to the GMDC and Chefmark Facility, four distribution centers and a banana ripening facility, aggregating approximately 1.3 million square feet.

    In addition to reducing the Company's distribution and transportation costs, management believes that the logistics outsourcing will enhance its ability to better concentrate on the core business of the Company.

Competition

    The supermarket business is highly competitive and is characterized by high asset turnover and narrow profit margins. Pathmark's earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product purchasing and distribution, and cost-effective store operating and distribution techniques. Pathmark's main competitors are national, regional and local supermarkets, drug stores, convenience stores, discount merchandisers, "warehouse" and "club" stores and other local retailers in the areas served. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service.

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

Employees

    At January 31, 1998, the Company employed approximately 28,000 people, of whom approximately 20,500 were employed on a part-time basis.

    Approximately 88% of the Company's employees are covered by 18 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 15 different local unions. During Fiscal 1998, eight contracts, covering approximately 13,000 Pathmark associates in approximately 90% of the stores and approximately 130 associates in GMDC, will expire. The Company does not anticipate any difficulty in renegotiating these contracts.

    The Company believes that its relationship with its employees is generally satisfactory.

ITEM 2. Properties**

    Reference is made to the answer to Item 1, "Business" of this report for information concerning the states in which the Company's supermarkets and distribution and processing facilities are located. See "Business of Pathmark-Supply and Distribution" in Item 1 of this report for information concerning the Company's remaining distribution and processing facilities.

    Pathmark's 135 supermarkets have an aggregate selling area of approximately
5.2 million square feet. Eighteen of the supermarkets are owned by Pathmark and the remaining 117 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Twenty-nine leases expire during the current and next four calendar years and Pathmark has options to renew all of them.

    Pathmark leases its corporate headquarters in Carteret, NJ in premises totaling approximately 150,000 square feet in size.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.
    None.
















------------------
** Except as otherwise indicated, information contained in this Item is given as of January 31, 1998.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters (as of April 1, 1998)

    Neither the Company's Class A Common Stock nor its Class B Common Stock, each $0.01 par value, is publicly traded on any market. All of registrant's outstanding Common Stock is held by SMG-II Holdings Corporation ("SMG-II").

    The authorized preferred stock of the Company consists of 9,000,000 shares of $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Holdings Preferred Stock"), of which 4,890,671 shares were issued and outstanding at April 1, 1998. The Holdings Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, as, and if declared by the Board of Directors of the Company. No active public trading market currently exists for the Holdings Preferred Stock.

    The Holdings Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class, are entitled to elect an additional two members of the board of directors of the Company. The Company is currently in arrears on payment of more than six quarterly dividends on the Holdings Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Holdings Preferred Stock in the foreseeable future. The holders of the Holdings Preferred Stock reelected two persons to the Company's Board of Directors at its 1997 annual meeting.

    The payment of dividends to holders of the Company's Common Stock is subject to restrictions by the Certificate of Designation of Rights, Preferences and Privileges under which the Holdings Preferred Stock was issued. The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock during Fiscal 1998.

    The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 672,476 and 320,000 shares, respectively, were issued and outstanding at April 1, 1997, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are designated SMG-II Series A Preferred Stock, 1,500,000 shares are designated SMG-II Series B Preferred Stock, and 33,520 shares are designated SMG-II Series C Preferred Stock (the three series of Preferred Stock hereinafter collectively referred to as "SMG-II Preferred Stock").

    At April 1, 1998, there were outstanding 236,731 shares of SMG-II Series A Preferred Stock, 180,769 shares of SMG-II Series B Preferred Stock and 8,520 shares of SMG-II Series C Preferred Stock.

    SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 55 holders, including six affiliates of Merrill Lynch & Co., Inc. (The "ML Common Investors"), Chemical Investments, Inc. ("CII"), an affiliate of Chase Manhattan Corp., and 48 current and former members of the Company's management or their heirs (the "Management Investors");
(ii) SMG-II Series A Preferred Stock by five affiliates of Merrill Lynch & Co., Inc. (the "ML Preferred Investors", the ML Common Investors and ML Preferred Investors hereinafter collectively referred to as the "ML Investors"); (iii) SMG-II Class B Common Stock held by three holders, including CII, The Equitable Life Assurance Society of the United States ("Equitable") and an affiliate of Equitable (collectively, the "Equitable Investors"); (iv) SMG-II Series B Preferred Stock held by three holders, including CII and the Equitable Investors; and (v) SMG-II Series C Preferred Stock held by one Management Investor. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II.

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

ITEM 6.  Selected Financial Data

    The following table represents selected financial data for the last five fiscal years and should be read in conjunction with the Company's Consolidated Financial Statements at Item 8 of this report.

                                     SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                  SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                                   (in millions)

                                                                                Fiscal Years(a)
                                                               --------------------------------------------------
                                                              1997       1996        1995       1994        1993
                                                              ----       ----        ----       ----        ----
Statements of Operations Data:
Sales.....................................................   $3,696      $3,711     $3,972      $3,969     $4,022
Cost of sales (exclusive of depreciation and amortization
   shown separately below)................................    2,652       2,620      2,838       2,866      2,952
                                                             -------    --------    --------   --------    -------
Gross profit..............................................    1,044       1,091      1,134       1,103      1,070
Selling, general and administrative expenses..............      841         857        866         851        837
Depreciation and amortization(b)..........................       84          89         80          76         70
Restructuring charge(c)...................................       --           9         --          --         --
Lease commitment charge(d)................................       --           9         --          --         --
Gain on disposition of freestanding drug stores(e)........       --          --         16          --         --
Gain on disposal of Purity Supreme, Inc. ("Purity")(f)....       --          --         16          --         --
Recapitalization expense(g)...............................       --          --         --          --         17
Provision for store closings(h)...........................       --          --         --          --          6
                                                             -------    --------    --------   --------    -------
Operating earnings........................................      119         127        220         176        140
Interest expense, net(i)..................................     (166)       (164)      (171)       (160)      (177)
                                                             -------    --------    --------   --------    -------
Earnings (loss) from continuing operations before income
  taxes, gain on disposal of home centers segment,
  extraordinary items and cumulative effect on
  accounting changes......................................      (47)        (37)        49          16        (37)
Income tax benefit (provision)............................       (2)         18         30          (4)        21
                                                             -------    --------    --------   --------    -------
Earnings (loss) from continuing operations before gain
  on disposal of home centers segment, extraordinary
  items and cumulative effect on accounting changes.......      (49)        (19)        79          12        (16)
Loss from discontinued operations.........................       --          --         --          (2)        (1)
Gain on disposal of home centers segment, net of tax(j)...       --          --         --          17         --
                                                             -------    --------    --------   --------    -------
Earnings (loss) before extraordinary items and cumulative
  effect on accounting changes............................       --         (19)        79          27        (17)
Extraordinary items, net of tax(k)........................       (8)         (1)        (2)         (4)      (106)
                                                             -------    --------    --------   --------    -------
Earnings (loss) before cumulative effect of accounting
  changes.................................................      (57)        (20)        77          23       (123)
Cumulative effect of accounting changes, net of tax(l)....       --          --         --          --        (40)
                                                             -------    --------    --------   --------    -------
Net earnings (loss).......................................      (57)        (20)        77          23       (163)
Less: non-cash preferred stock accretion and dividend
   requirements...........................................      (19)        (19)       (19)        (19)       (19)
                                                             -------    --------    --------   --------    -------
Net earnings (loss) attributable to common stockholder(m)    $  (76)     $  (39)    $   58      $    4     $ (182)
                                                             -------    --------    --------   --------    -------
                                                             -------    --------    --------   --------    -------
Ratio of earnings to fixed charges(n).....................       --          --       1.27x       1.09x        --
                                                             -------    --------    --------   --------    -------
                                                             -------    --------    --------   --------    -------
Deficiency in earnings available to cover fixed charges(o)   $   47      $   37     $   --      $   --     $   37
                                                             -------    --------    --------   --------    -------
                                                             -------    --------    --------   --------    -------



                                                                                    As of
                                                             -----------------------------------------------------
                                                            Jan. 31,    Feb. 1,    Feb. 3,    Jan. 28,    Jan. 29,
                                                              1998       1997        1996       1995        1994
                                                             -------    --------    --------   --------    -------
Balance Sheet Data:
Total assets..............................................   $  908      $1,017     $1,009      $1,029     $1,138
Working capital deficiency................................      107         176        164         124        108
Obligations under capital leases, long-term...............      170         176        140         127        132
Long-term debt, net of current maturities.................    1,208       1,213      1,242       1,353      1,415
Cumulative exchangeable redeemable preferred stock........      107         105        104         102        100
Stockholder's deficiency..................................    1,334       1,258      1,222       1,280      1,285

                                                 (footnotes on following page)

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS




(a) The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Fiscal years consist of 52 weeks, except for 53 weeks in Fiscal 1995.
(b) In Fiscal 1996 depreciation and amortization includes a $5 million pretax charge to write down certain fixed assets held for sale to their estimated net realizable values. See Note 6 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(c) During Fiscal 1996, the Company recorded a pretax charge of $9 million for reorganization and restructuring costs related to its administrative operations. See Note 18 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(d) During Fiscal 1996, the Company recorded a pretax charge of $9 million related to unfavorable lease commitments of certain unprofitable stores in the Company's southern region. See Note 19 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(e) During Fiscal 1995, the Company recorded a pretax gain of $16 million related to the disposition of its freestanding drug stores. See Note 23 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(f) During Fiscal 1995, the Company sold its remaining investment in Purity for a gain of $16 million in connection with the sale of Purity to the Stop & Shop Companies, Inc. See Note 24 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.
(g) In connection with the Recapitalization in Fiscal 1993, the Company recorded a pretax charge of $17 million related to reorganization and restructuring costs.
(h) During Fiscal 1993, the Company closed or disposed of five stores and recorded a pretax charge of $6 million.
(i) Prior to Fiscal 1995, interest expense was net of interest charged to discontinued operations. (j) During Fiscal 1994, the Company sold its home centers segment, which resulted in a gain on sale of $17 million, net of $2 million of income taxes.
(k) During Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company recorded extraordinary charges of $8 million, $1 million and $2 million, respectively, net of an income tax benefit, related to the early extinguishment of debt. See Note 17 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K. During Fiscal 1994, the Company recorded an extraordinary charge of $4 million, net of an income benefit, related to the early extinguishment of debt. During Fiscal 1993, in connection with the Recapitalization, the Company recorded an extraordinary charge of $106 million, net of an income tax benefit of $9 million, related to the early extinguishment of debt.
(l) The cumulative effect of accounting changes in Fiscal 1993 of $40 million, net of an income tax benefit of $29 million, reflects the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions"; the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"; the change in the method utilized to calculate last-in-first-out (LIFO) inventories; and the change in the determination of the discount rate utilized to record the present value of certain noncurrent liabilities. All of the accounting changes were made as of the beginning of Fiscal 1993.
(m) On February 4, 1991, the Company became a wholly owned subsidiary of SMG-II through the consummation of an exchange offer whereby the then existing stockholders exchanged on a one-for-one basis shares of the Company's common stock for shares of common stock of SMG-II. Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

(n) For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals). In addition, for Fiscal 1995, the inclusion of preferred stock dividend requirements results in a ratio of earnings to fixed charges and preferred stocks dividends of 1.10x. For Fiscal 1994, the inclusion of preferred stock dividend requirements results in a deficiency in earnings available to cover fixed charges and preferred stock dividends of approximately $7 million.

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

Results of Operations

    Fiscal 1997 v. Fiscal 1996

    Sales: Sales in Fiscal 1997 were $3.70 billion compared to $3.71 billion in the prior year, a decrease of 0.4%. Same store sales increased 0.8% for the year. Sales in Fiscal 1997 compared to Fiscal 1996 were also impacted by new store openings and remodels, offset by sold and closed stores. During Fiscal 1997, the Company opened two new Pathmark stores, completed 13 major renovations and enlargements to existing supermarkets, and sold four and closed seven stores. The Company operated 135 and 144 supermarkets at the end of the second quarters of Fiscal 1997 and Fiscal 1996, respectively.

    Gross Profit: Gross profit in Fiscal 1997 was $1.04 billion or 28.2% of sales compared to $1.09 billion or 29.4% of sales for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for Fiscal 1997 compared to the prior year was primarily due to the promotional pricing program introduced during the first quarter of Fiscal 1997, as well as the pre-Thanksgiving holiday promotions during the third quarter of Fiscal 1997. The cost of goods sold comparisons were impacted by a pretax LIFO credit of $5.4 million and $1.3 million in Fiscal 1997 and Fiscal 1996, respectively. The pretax LIFO credit for Fiscal 1997 includes a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory and a $0.8 million gain on a LIFO liquidation related to the sale of the Company's grocery, frozen and perishable merchandise in connection with the C&S Supply Agreement (see Note 3 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

      Selling, General and Administrative Expenses ("SG&A"): SG&A in Fiscal 1997 decreased $16.4 million or 1.9% compared to the prior year. As a percentage of sales, SG&A was 22.8% in Fiscal 1997, down from 23.1% in the prior year. The decrease in SG&A as a percentage of sales in Fiscal 1997 compared to the prior year was primarily due to lower administrative, advertising, claims and utilities expenses, partially offset by higher store labor expenses.

    Depreciation and Amortization: Depreciation and amortization of $83.6 million in Fiscal 1997 was $5.5 million lower than the prior year of $89.1 million. The decrease in depreciation and amortization expense in Fiscal 1997 compared to the prior year was primarily due to a pretax charge of $5.4 million in Fiscal 1996 to write down fixed assets held for sale, principally in the Company's southern region, partially offset by capital expenditures in Fiscal 1997. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $3.4 million and $3.1 million in Fiscal 1997 and Fiscal 1996, respectively.

    Operating Earnings: Operating earnings in Fiscal 1997 were $119.5 million compared to the prior year of $127.2 million. The decrease in operating earnings in Fiscal 1997 compared to the prior year was primarily due to lower gross profit, partially offset by lower SG&A and depreciation expense in Fiscal 1997 and the restructuring charge and the lease commitment charge in Fiscal 1996.

    Interest Expense: Interest expense was $166.8 million in Fiscal 1997 compared to $164.1 million in the prior year. The increase in interest expense in Fiscal 1997 compared to the prior year was primarily due to increases in lease obligations and the debt accretion on the Deferred Coupon Notes, partially offset by lower amortization of debt issuance costs.

    Income Taxes: The income tax provision was $2.2 million and $17.7 million income tax benefit in Fiscal 1997 and Fiscal 1996, respectively. The 1997 provision is net of a $21.8 million increase in the valuation allowance related to the Company's deferred income tax assets. The Company believes that it is more likely than not that the net deferred income tax assets of $54.8 million at January 31, 1998 will be realized through the implementation of tax strategies which could generate taxable income.

    During Fiscal 1997, the Company made income tax payments of $4.8 million and received income tax refunds of $5.8 million. During Fiscal 1996, the Company made income tax payments of $4.7 million and received income tax refunds of $8.1 million.

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

    Summary of Operations: For Fiscal 1997, the Company's net loss was $56.9 million compared to a net loss of $20.1 million for the prior year. The increase in net loss in Fiscal 1997 compared to the prior year was primarily due to lower operating earnings, the extraordinary loss on early extinguishment of debt, higher interest expense and the income tax provision in Fiscal 1997 compared to the income tax benefit in Fiscal 1996.

    EBITDA-FIFO: EBITDA-FIFO was $201.6 million and $236.7 million in Fiscal 1997 and Fiscal 1996, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

    Fiscal 1996 (52-week year)  v. Fiscal 1995 (53-week year)

    Sales: Sales in Fiscal 1996 were $3.71 billion compared to $3.97 billion in Fiscal 1995. Sales comparisons were impacted by the extra week in the prior year and the disposition of the freestanding drug stores during Fiscal 1995. Sales generated by the freestanding drug stores were $110.8 million in Fiscal 1995. Same store sales from supermarkets decreased 2.8% for the year primarily due to a significant increase in competitive new store openings and remodels, particularly in the Company's southern region. During Fiscal 1996, the Company opened four new Pathmark stores, two of which replaced smaller stores, and completed 21 major renovations and enlargements to existing supermarkets. Two stores were closed and not replaced during the year. The Company operated 144 supermarkets at the end of both Fiscal 1996 and Fiscal 1995.

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

    Lease Commitment Charge: During the fourth quarter of Fiscal 1996, the Company decided to divest a group of its southern region stores, certain of which have experienced unprofitable operating results. The Company concluded that the operating losses being experienced by these stores were other than temporary and that the projected operating results of such stores would not be sufficient to recover their long-lived assets and their contractual lease commitments. Further, the Company believes that these lease costs will not be significantly recoverable through any future sublease. Therefore, the Company recorded a $8.8 million pretax charge related to these unfavorable lease commitments, in addition to writing down the long-lived assets of these stores (see "Depreciation and Amortization" above).

    Operating Earnings: Operating earnings for Fiscal 1996 were $127.2 million compared with $219.9 million for Fiscal 1995. The decrease in operating earnings during Fiscal 1996 compared to Fiscal 1995 was due to lower sales, higher depreciation and amortization expense, the restructuring charge and the lease commitment charge in Fiscal 1996, the gain on disposition of freestanding drug stores and the gain on disposal of Purity in Fiscal 1995, partially offset by lower SG&A.

    Interest Expense: Interest expense was $164.1 million for Fiscal 1996 compared to $171.0 million in Fiscal 1995 primarily due to reductions in the Term Loan and the reduction in the amortization of PTK Exchangeable Guaranteed Debentures original issue discount, as a result of their early paydown, along with lower interest rates.

    Income Taxes: The income tax benefit for Fiscal 1996 was $17.7 million. The income tax benefit for Fiscal 1995 was $29.8 million, reflecting the reversal of the valuation allowance of $26.8 million related to the Company's deferred income tax assets. The reversal was recorded in conjunction with the Company's continuing evaluation of its net deferred income tax assets.

    During Fiscal 1996, the Company made income tax payments of $4.7 million and received income tax refunds of $8.1 million. During Fiscal 1995, the Company made income tax payments of $3.9 million and received income tax refunds of $10.3 million.

    Extraordinary Items: During the first quarter of Fiscal 1996, in connection with the termination of the Plainbridge, Inc. credit agreement due to the reacquisition of Plainbridge, Inc., by Pathmark, the Company wrote off deferred financing fees, resulting in a net loss on early extinguishment of debt of $0.7 million. During the first quarter of Fiscal 1996, the Company also made a paydown of $3.2 million of PTK Exchangeable Guaranteed Debentures, including premium and original issue discount, resulting in a net loss on early extinguishment of debt of $0.1 million. During the second quarter of Fiscal 1996, in connection with the proceeds from the sale of certain mortgaged property, the Company made a mortgage paydown of $5.3 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.2 million.

    Summary of Operations: The Company's net loss in Fiscal 1996 was $20.1 million compared to net earnings of $76.5 million in Fiscal 1995. The decrease in net earnings for Fiscal 1996 compared to Fiscal 1995 was due to lower operating earnings in Fiscal 1996 and a higher income tax benefit in Fiscal 1995, partially offset by lower interest expense in Fiscal 1996.

    EBITDA-FIFO: EBITDA-FIFO was $236.7 million and $269.1 million in Fiscal 1996 and Fiscal 1995, respectively.

Financial Condition

    Debt Service: During Fiscal 1997, total long-term debt decreased $35.7 million from Fiscal 1996 year end primarily due to a net decrease in borrowings under the Credit Agreement compared to the former credit agreement and a decrease in certain mortgages, partially offset by debt accretion on the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures. In addition, during Fiscal 1997, total lease obligations decreased $3.9 million from Fiscal 1996.

    On January 29, 1998, the Company sold its fee and leasehold interests in the Facilities to C&S for approximately $104 million (approximately $60 million, excluding inventory) in connection with the C&S Purchase Agreement. Simultaneously, Pathmark and C&S commenced the 15 year Supply Agreement, pursuant to which C&S will supply Pathmark with substantially all of its grocery, frozen and perishable merchandise requirements. In conjunction with the C&S Purchase Agreement, the Company used $32.5 million of the net proceeds to pay down a portion of the Term Loan. The remainder of the net proceeds were used to pay down the Working Capital Facility and invest in marketable securities of $52.0 million at January 31, 1998. As a result, there were no borrowings under the Working Capital Facility at January 31, 1998. However, subsequent to Fiscal 1997, the Company utilized its marketable securities and borrowings under the Working Capital Facility, which have increased to $15.0 million at April 21, 1998, primarily to paydown trade accounts payable related to the inventory sold in connection with the C&S Purchase Agreement and other liabilities.

    During the second quarter of Fiscal 1997, the Company sold four supermarkets that it announced for divestiture at the end of Fiscal 1996 for $14.9 million and sold two former drug stores for $11.1 million. There was no gain or loss recognized on these transactions. The proceeds were used to paydown a portion of the former working capital facility and related mortgages.

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

    The Company is required to make sinking fund payments on the Subordinated Notes (as defined in Note 9 of the Notes to Consolidated Financial Statements at
Item 8, Part II of this Form 10-K) in the amount of 25% of the original aggregate principal amount of the Subordinated Notes on each of June 15, 2000 and June 15, 2001. The Subordinated Debentures (as defined in Note 9 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the remaining Subordinated Notes mature on June 15, 2002. The Senior Subordinated Notes (as defined in Note 9 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the Deferred Coupon Notes mature in Fiscal 2003. The Company has no payment obligations, through intercompany notes or otherwise, with respect to its parent's indebtedness.

    The majority of the cash interest payments are scheduled in the second and fourth quarters.

    The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes and the PTK Exchangeable Guaranteed Debentures) are as follows (dollars in millions):

                                                                           Principal
Fiscal Years                                                                Payments
------------                                                                --------
1998.................................................................     $  43.5
1999.................................................................        14.9
2000.................................................................        78.2
2001.................................................................       263.8
2002.................................................................       195.8
2003.................................................................       655.6



    Liquidity: The consolidated financial statements of the Company indicate that, at January 31, 1998, current liabilities exceeded current assets by $107.3 million and stockholder's deficiency was $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility (refer to Notes 1 and 9 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

    The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Pathmark Term Loan and the Pathmark Working Capital Facility in Fiscal 2001, and the maturity of the Pathmark Subordinated Notes and Pathmark Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Pathmark Senior Subordinated Notes, the Pathmark Deferred Coupon Notes due in Fiscal 2003 and the PTK Exchangeable Guaranteed Debentures due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at January 31, 1998 and, based on management's operating projections for Fiscal 1998, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of Pathmark's and PTK's indebtedness or that future borrowing facilities will be available.

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

    Preferred Stock Dividends: The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if, declared by the Board of Directors of

Holdings. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, dividends not paid in cash cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of January 31, 1998, unpaid dividends of $90.4 million were accrued and included in other noncurrent liabilities.

    Capital Expenditures: Capital expenditures for Fiscal 1997, including property acquired under capital leases, were $58.0 million compared to $94.7 million for Fiscal 1996 and $110.7 million for Fiscal 1995. During Fiscal 1997, the Company opened two new Pathmark stores, completed 13 major renovations and enlargements to existing supermarkets, and sold four and closed seven stores. During Fiscal 1998, the Company plans to open up two new Pathmark stores, close one store and to complete up to an aggregate of 19 major renovations and enlargements. Capital expenditures for Fiscal 1998, including property to be acquired under capital leases, are estimated to be $70.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to provide for the Company's capital expenditure program.

    Cash Flows: Cash provided by operating activities amounted to $58.2 million in Fiscal 1997 compared to $77.6 million in the prior year. The decrease in net cash provided by operating activities was primarily due to an increase in the net loss and an increase in cash used for operating assets and liabilities. Cash provided by investing activities was $95.7 million in Fiscal 1997 compared to cash used for investing activities of $47.0 million in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds related to the C&S Purchase Agreement, property dispositions and a decrease in expenditures of property and equipment. Cash used for financing activities was $101.9 million in Fiscal 1997 compared to $32.1 million in the prior year. The increase in cash used for financing activities was primarily due to a decrease in borrowings in conjunction with the Credit Agreement, net of repaying in full the former Pathmark term loan and former Pathmark working capital facility in Fiscal 1997, the proceeds from the lease financing of three supermarkets in Fiscal 1996, a decrease in bank overdrafts and an increase in deferred financing fees related to the Credit Agreement, partially offset by the repayment of PTK Exchangeable Guaranteed Debentures in Fiscal 1996.

    Cash provided by operating activities amounted to $77.6 million in Fiscal 1996 compared to $136.6 million in Fiscal 1995. The decrease in net cash provided by operating activities was primarily due to a decline in net earnings and by a decrease in cash provided by operating assets and liabilities. Cash used for investing activities in Fiscal 1996 was $47.0 million due to expenditures of property and equipment, partially offset by proceeds from property dispositions. Cash provided by investing activities in Fiscal 1995 was $15.6 million, primarily due to the net proceeds from the disposition of the freestanding drug stores of $59.9 million, the net proceeds from the disposal of Purity of $16.4 million, the net proceeds from the sale of real estate of $3.4 million and the proceeds of $4.7 million related to the disposal of the home centers segment, partially offset by expenditures of property and equipment of $69.6 million. Cash used for financing activities in Fiscal 1996 was $32.1 million compared to $162.9 million in the prior-year period. The decrease in cash used for financing activities is primarily due to an increase in borrowings under the former working capital facility, the proceeds from the lease financing of three supermarket locations, a decrease in the repayment of PTK Exchangeable Guaranteed Debentures and a paydown of $25.0 million on the Term Loan in Fiscal 1995 in conjunction with the disposition of the freestanding drug stores.

    Year 2000 Compliance: The Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions.

    The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. Through IBM, this effort is under way across the Company, and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. A major portion of these costs will be met under the existing agreement with IBM through a reprioritization of technology development initiatives, with the remainder representing incremental costs (refer to Note 26 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K). The Company does not believe that the total cost of such compliance will be material. Additionally, the Company believes, based on available information, that it will be able to manage its total year 2000 transition without any material adverse effect on its operations.

    In addition, the Company is communicating with major vendors to determine the extent to which the Company is vulnerable to third-party year 2000 compliance issues.

New Accounting Standards Not Yet Adopted

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is not expected to have an effect on the Company's financial statements currently being presented because the Company, at this time, has no items of comprehensive income other than net income.

    In June 1997, "FASB" issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative disclosures relating to a company's operating statements. SFAS No. 131, which the Company is evaluating, will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's segments.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS No. 132 in Fiscal 1998 and believes it will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's pensions and other postretirement benefits.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and borrowing activities under the Working Capital Facility. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

ITEM 8.  Consolidated Financial Statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                   52 Weeks          52 Weeks           53 Weeks
                                                                    Ended              Ended              Ended
                                                                 January 31,        February 1,        February 3,
                                                                     1998              1997               1996
                                                                   ---------         -----------       ------------

Sales......................................................      $   3,696,040     $   3,710,990      $   3,972,070

Cost of sales (exclusive of depreciation and
   amortization shown separately below)....................          2,652,028         2,619,329          2,837,687
                                                                  ------------       -----------       ------------

Gross profit...............................................          1,044,012         1,091,661          1,134,383

Selling, general and administrative expenses...............            840,942           857,374            865,851

Depreciation and amortization..............................             83,585            89,139             80,535

Restructuring charge.......................................                 --             9,137                 --

Lease commitment charge....................................                 --             8,763                 --

Gain on disposition of freestanding drug stores............                 --                --             15,535

Gain on disposal of Purity.................................                 --                --             16,381
                                                                  ------------       -----------       ------------

Operating earnings.........................................            119,485           127,248            219,913

Interest expense...........................................           (166,780)         (164,118)          (170,969)
                                                                  ------------       -----------       ------------

Earnings (loss) before income taxes and
   extraordinary items.....................................            (47,295)          (36,870)            48,944

Income tax (provision) benefit.............................             (2,164)           17,723             29,763
                                                                  ------------       -----------       ------------

Earnings (loss) before extraordinary items.................            (49,459)          (19,147)            78,707

Extraordinary items, net of an income tax benefit of
   $5,456 in Fiscal 1997, $695 in Fiscal 1996 and
   $1,506 in Fiscal 1995...................................             (7,488)             (997)            (2,180)
                                                                  ------------       -----------       ------------

Net earnings (loss)........................................            (56,947)          (20,144)            76,527

Less: non-cash preferred stock accretion and dividend
   requirements............................................            (19,026)          (18,954)           (18,889)
                                                                  ------------       -----------       ------------

Net earnings (loss) attributable to common stockholder.....      $     (75,973)    $     (39,098)     $      57,638
                                                                  ------------       -----------       ------------
                                                                  ------------       -----------       ------------



                 See notes to consolidated financial statements

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)




                                                                                    January 31,      February 1,
                                                                                       1998              1997
                                                                                     ------------     ------------
ASSETS
Current Assets
   Cash and cash equivalents..................................................      $     62,914     $     10,967
   Accounts receivable, net...................................................            11,519           12,799
   Merchandise inventories....................................................           148,983          217,440
   Income taxes receivable....................................................                --            2,120
   Deferred income taxes, net.................................................             8,492            9,969
   Prepaid expenses...........................................................            21,455           24,970
   Due from suppliers.........................................................            13,027           13,950
   Other current assets.......................................................            11,480            5,942
                                                                                     ------------     ------------

     Total Current Assets.....................................................           277,870          298,157
Property and Equipment, Net...................................................           530,716          604,955
Deferred Financing Costs, Net.................................................            18,547           28,743
Deferred Income Taxes, Net....................................................            46,279           39,530
Other Assets..................................................................            34,342           45,200
                                                                                     ------------     ------------

                                                                                    $    907,754     $  1,016,585
                                                                                     ------------     ------------
                                                                                     ------------     ------------

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
   Accounts payable...........................................................      $    129,372     $    167,446
   Book overdrafts............................................................            26,330           41,086
   Current maturities of long-term debt.......................................            43,478           74,431
   Income taxes payable.......................................................               372               --
   Accrued payroll and payroll taxes..........................................            49,599           56,414
   Current portion of lease obligations.......................................            24,417           23,208
   Accrued interest payable...................................................            18,300           20,712
   Accrued expenses and other current liabilities.............................            93,336           90,629
                                                                                     ------------     ------------

     Total Current Liabilities................................................           385,204          473,926
                                                                                     ------------     ------------

Long-Term Debt................................................................         1,208,327        1,213,081
                                                                                     ------------     ------------

Lease Obligations, Long-Term..................................................           170,471          175,628
                                                                                     ------------     ------------

Other Noncurrent Liabilities..................................................           370,697          306,733
                                                                                     ------------     ------------

Redeemable Securities
   Exchangeable Preferred Stock, $.01 par value...............................           107,183          105,372
                                                                                     ------------     ------------
Authorized: 9,000,000 shares
Issued and outstanding: 4,890,671 shares
Liquidation preference, $25 per share: $122,267

Commitments and Contingencies (Notes 3, 12 and 26)
Stockholder's Deficiency
Class A Common Stock $.01 par value...........................................                 7                7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares
Class B Common Stock $.01 par value...........................................                 3                3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares
Paid-in Capital...............................................................           197,521          199,332
Accumulated Deficit...........................................................        (1,531,659)      (1,457,497)
                                                                                     ------------     ------------

     Total Stockholder's Deficiency...........................................        (1,334,128)      (1,258,155)
                                                                                     ------------     ------------

                                                                                    $    907,754     $  1,016,585
                                                                                     ------------     ------------
                                                                                     ------------     ------------



                See notes to consolidated financial statements.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                    (in thousands except per share amounts)



                                                   Class A     Class B                                      Total
                                                    Common     Common      Paid-in      Accumulated     Stockholder's
                                                    Stock       Stock      Capital        Deficit        Deficiency
                                                      ---        ---       ---------     -----------      -----------

Balance, January 28, 1995......................      $ 7         $ 3      $ 199,135     $(1,479,450)     $(1,280,305)
   Net earnings................................       --          --             --          76,527           76,527
   Accrued dividends on preferred stock
     ($3.52 per share).........................       --          --             --         (17,215)         (17,215)
   Accretion on preferred stock................       --          --         (1,674)             --           (1,674)
   Capital contribution from SMG-II
      Holdings Corporation.....................       --          --            210              --              210
                                                      ---        ---       ---------     -----------      -----------

Balance, February 3, 1996......................        7           3        197,671      (1,420,138)      (1,222,457)
   Net loss....................................       --          --             --         (20,144)         (20,144)
   Accrued dividends on preferred stock
     ($3.52 per share).........................       --          --             --         (17,215)         (17,215)
   Accretion on preferred stock................       --          --         (1,739)             --           (1,739)
   Capital contribution from SMG-II
     Holdings Corporation......................       --          --          3,400              --            3,400
                                                      ---        ---       ---------     -----------      -----------

Balance, February 1, 1997......................        7           3        199,332      (1,457,497)      (1,258,155)
   Net loss....................................       --          --             --         (56,947)         (56,947)
   Accrued dividends on preferred stock
     ($3.52 per share).........................       --          --             --         (17,215)         (17,215)
   Accretion on preferred stock................       --          --         (1,811)             --           (1,811)
                                                      ---        ---       ---------     -----------      -----------

Balance, January 31, 1998......................      $ 7         $ 3      $ 197,521     $(1,531,659)     $(1,334,128)
                                                      ---        ---       ---------     -----------      -----------
                                                      ---        ---       ---------     -----------      -----------




                See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                   52 Weeks      52 Weeks      53 Weeks
                                                                                     Ended         Ended         Ended
                                                                                  January 31,   February 1,   February 3,
                                                                                     1998          1997          1996
                                                                                    --------      --------      --------

Operating Activities
  Net earnings (loss).........................................................     $ (56,947)    $ (20,144)    $  76,527
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt.......................         7,488           997         2,180
     Depreciation and amortization............................................        87,513        92,668        83,390
     Deferred income tax benefit..............................................        (5,272)      (14,674)      (30,726)
     Interest accruable but not payable.......................................        18,509        16,678        15,028
     Amortization of original issue discount..................................         3,341         3,124         6,646
     Amortization of debt issuance costs......................................         5,542         7,426         7,140
     (Gain) loss on disposal of property and equipment........................           127        (5,347)          200
     Gain on disposition of freestanding drug stores..........................            --            --       (15,535)
     Gain on disposal of Purity...............................................            --            --       (16,381)
     Gain on sale of real estate..............................................            --            --        (3,371)
     Cash provided by (used for) operating assets and liabilities:
       Accounts receivable, net...............................................         1,280        (1,959)        2,540
       Merchandise inventories................................................        22,471         8,340        15,671
       Income taxes...........................................................         7,948          (262)        8,099
       Prepaid expenses.......................................................          (849)       (2,886)       (1,630)
       Due from suppliers.....................................................           923          (772)        5,078
       Other current assets...................................................        (4,864)       (1,789)        6,362
       Other assets...........................................................         9,710         1,351        (4,535)
       Accounts payable.......................................................       (38,074)      (17,882)       (9,038)
       Accrued payroll and payroll taxes......................................        (6,815)        1,987           789
       Accrued interest payable...............................................        (2,289)        1,403          (363)
       Accrued expenses and other current liabilities.........................         2,707        (1,919)       (6,972)
       Other noncurrent liabilities...........................................         5,733        11,222        (4,487)
                                                                                    --------      --------      --------

         Cash provided by operating activities................................        58,182        77,562       136,612
                                                                                    --------      --------      --------

Investing Activities
  Property and equipment expenditures.........................................       (34,327)      (55,184)      (69,615)
  Proceeds from disposition of property and equipment.........................        26,132         8,170           896
  Net proceeds in connection with the C&S Purchase Agreement..................       103,858            --            --
  Net proceeds from disposition of freestanding drug stores...................            --            --        59,876
  Net proceeds from disposal of Purity........................................            --            --        16,381
  Net proceeds from sale of real estate.......................................            --            --         3,371
  Net proceeds from disposal of home centers segment..........................            --            --         4,706
                                                                                    --------      --------      --------

         Cash provided by (used for) investing activities.....................        95,663       (47,014)       15,615
                                                                                    --------      --------      --------

Financing Activities
  Borrowings under Pathmark Term Loan in connection with new Credit Agreement.       300,000            --            --
  Repayments of Pathmark term loans...........................................      (279,877)      (44,828)      (60,295)
  Increase (decrease) in Pathmark working capital facilities borrowings.......       (73,500)       27,500       (17,000)
  Decrease in book overdrafts.................................................       (14,756)       (2,903)       (1,397)
  Increase in other borrowings................................................         1,956         2,052           895
  Repayment of other long-term borrowings.....................................        (6,136)       (8,085)       (5,207)
  Reduction in lease obligations..............................................       (21,409)      (20,090)      (18,224)
  Premiums incurred in redemption of PTK Exchangeable Guaranteed
    Debentures and other borrowings...........................................          (132)         (554)       (3,686)
  Deferred financing fees.....................................................        (8,044)       (3,597)         (374)
  Proceeds from lease financing...............................................            --        21,405            --
  Repayment of PTK Exchangeable Guaranteed Debentures.........................            --        (3,007)      (57,870)
  Capital contribution from SMG II Holdings Corporation.......................            --            --           210
                                                                                    --------      --------      --------

         Cash used for financing activities...................................      (101,898)      (32,107)     (162,948)
                                                                                    --------      --------      --------

Increase (decrease) in cash and cash equivalents..............................        51,947        (1,559)      (10,721)
Cash and cash equivalents at beginning of period..............................        10,967        12,526        23,247
                                                                                    --------      --------      --------

Cash and cash equivalents at end of period....................................     $  62,914     $  10,967     $  12,526
                                                                                    --------      --------      --------
                                                                                    --------      --------      --------

                See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1--Business

    Organization and Basis of Presentation:

    Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 135 supermarkets as of January 31, 1998, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

    Holdings and its wholly owned subsidiary, SMG Acquisition Corporation ("SMG"), were formed by Merrill Lynch Capital Partners, Inc., a wholly owned subsidiary of Merrill Lynch & Co., Inc., ("ML&Co."), to effect the acquisition (the "Acquisition") of Supermarkets General Corporation ("Old Supermarkets"). On June 15, 1987, Holdings completed the first step in the Acquisition when it acquired 32.8 million shares (approximately 85%) of Old Supermarkets' common stock through a tender offer by SMG. The remaining outstanding common stock of Old Supermarkets was acquired by Holdings on October 5, 1987 when SMG was merged with and into Old Supermarkets, pursuant to a merger agreement dated April 22, 1987, as amended. The Acquisition was accounted for as a purchase and, accordingly, Holdings recorded the assets and liabilities of Old Supermarkets at their fair values at the date of the Acquisition. The tax basis for the assets and liabilities acquired was retained.

    In October 1989, Old Supermarkets adopted a plan of liquidation pursuant to which it was liquidated into three wholly owned subsidiaries of Holdings. In November 1989, pursuant to such plan, Old Supermarkets transferred substantially all of the assets of its Purity Supreme division to two of the three above-mentioned wholly owned subsidiaries, Purity Supreme, Inc. and Li'l Peach Corp., and said subsidiaries assumed substantially all of the liabilities of Old Supermarkets related to such division. Old Supermarkets completed the liquidation just prior to the year ended February 3, 1990, by merging with the third of the above-mentioned wholly owned subsidiaries, which retained the name Supermarkets General Corporation ("Supermarkets"). On December 17, 1991, Purity Supreme, Inc. and Li'l Peach Corp. (collectively, "Purity") were sold. The Company retained a 10% common equity in Purity and a new issue of Purity exchangeable preferred stock, and such securities, were sold in Fiscal 1995 (see
Note 24).

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

      In February 1991, SMG-II purchased approximately $74.1 million principal amount of the Discount Debentures at 33% of their principal amount and 2.7 million shares of Exchangeable Preferred Stock at $7.00 net per share, pursuant to the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, respectively. In addition, all outstanding shares of the Company's common stock were exchanged pursuant

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 1--Business--(Continued)

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

    Subsequent to the completion of the Offers in Fiscal 1991, SMG-II acquired, through open market transactions, approximately $21.3 million principal amount of Discount Debentures, $9.8 million principal amount of the Company's 14.5% Senior Subordinated Notes due 1997 (the "Senior Subordinated Notes") and 94,900 shares of Exchangeable Preferred Stock, and made a capital contribution to the Company of such securities together with the amounts of the Discount Debentures and the Exchangeable Preferred Stock purchased, pursuant to the Discount Debenture Offer and the Exchangeable Preferred Stock Offer, respectively, as well as cash sufficient to pay associated taxes. The Company has retired the Senior Subordinated Notes, the Discount Debentures and the Exchangeable Preferred Stock contributed by SMG-II (see Note 20).

    During Fiscal 1993, the Board of Directors of Holdings authorized management of Holdings to proceed with a recapitalization plan (the "Recapitalization"), which included a refinancing of Holdings' debt. In conjunction with the recapitalization, the assets, liabilities and related operations of the home centers segment, as well as certain assets and liabilities of the warehouse, distribution and processing facilities which service the Pathmark supermarkets and drug stores, and certain inventories and real property were contributed to Plainbridge, Inc. ("Plainbridge"), a then newly formed indirect wholly owned subsidiary of Holdings and the shares of Plainbridge were then distributed to PTK Holdings, Inc. ("PTK"), a then newly formed wholly owned subsidiary of Holdings (the "Plainbridge Spin-Off"). Following the Plainbridge Spin-Off, PTK held 100% of the capital stock of both Plainbridge and Pathmark. On May 3, 1993, Pathmark contributed total assets of $1.7 million and total liabilities of $1.8 million, which represented the Chefmark deli food preparation operations and the related warehouse and a leased banana ripening warehouse to Chefmark, Inc. ("Chefmark"), a then newly formed Delaware corporation, and distributed the shares of Chefmark to Holdings. On March 1, 1996, Pathmark reacquired all of the outstanding capital stock of Plainbridge by means of a capital contribution from PTK.

    Management's Plan:

    The consolidated financial statements of the Company indicated that, at January 31, 1998, current liabilities exceeded current assets by $107.3 million and the stockholder's deficiency was $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under its Pathmark working capital facility (the "Working Capital Facility") and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

    On June 30, 1997, the Company, through its Pathmark Subsidiary, entered into a new $500 million bank credit agreement (the "Credit Agreement") with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million term loan (the "Term Loan") and a $200 million Working Capital Facility. The Company repaid in full the former term loan and former working capital facility with the borrowings obtained under the Credit Agreement (see Note 9).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 2--Summary of Significant Accounting Policies

    Principles of Consolidation:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated in consolidation.

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

    The accompanying consolidated balance sheets include reserves for self-insured claims relating to customer, employee and vehicle accidents and covered employee medical benefits. The liabilities for customer and employee accident claims are recorded at present value, due to the long-term payout of these claims (see Note 8). While the Company believes that the amounts provided are adequate to cover its self-insured liabilities, it is reasonably possible that the final resolution of these claims may differ from the amounts provided.

    Fiscal Year:

    The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal 1995 consists of 53 weeks.

    Statements of Cash Flows:

    All investments and marketable securities with a maturity of three months or less are considered to be cash equivalents. The Company had $52.0 million of cash equivalent investments as of January 31, 1998 and $1.1 million of cash equivalent investments as of February 1, 1997.

    Merchandise Inventories:

    Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

    Rental Video Tapes:

    Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful lives. The amortization of video tapes, included in cost of goods sold, approximated $3.4 million, $3.1 million and $2.8 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

    Software:

    Externally purchased software is capitalized and amortized over a three year period. The amortization of capitalized software included in selling, general and administrative expenses approximated $0.5 million, $0.4 million and $0.1 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Internally developed software, including software developed by IBM (see Note 26), is expensed as incurred.

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

    Long-Lived Assets:

    Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the measurement of the impairment of long-lived assets, certain intangibles and goodwill related to those assets. SFAS No. 121 requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets, which are being used in the Company's operations, are assessed for recoverability based upon groups of assets and the related cash flow generated by such assets. Assets held for sale are reviewed for impairment based upon the estimated net realizable value of such assets. The adoption of SFAS No. 121, on February 4, 1996, had no effect on the Company's financial condition or results of operations.

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

    Advertising Costs:

    Advertising costs, net of vendor reimbursements, are expensed as incurred and were $18.9 million, $23.7 million and $30.6 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

    Store Preopening and Closing Costs:

    Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value when management makes a decision to close a store (see Note 8).

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

    Reclassifications:

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1997 presentation.

    New Accounting Standards Not Yet Adopted:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is not expected to have an effect on the Company's financial statements currently being presented because the Company, at this time, has no items of comprehensive income other than net income.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative disclosures relating to a company's operating statements. SFAS No. 131, which the Company is evaluating, will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's segments.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS No. 132 in Fiscal 1998 and believes it will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's pensions and other postretirement benefits.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 3--Supply and Distribution Agreements

    On January 29, 1998, the Company sold its Woodbridge, New Jersey distribution center and office complex and its leasehold interests in its two distribution centers and its banana ripening facility in North Brunswick, New Jersey, Dayton, New Jersey and Avenel, New Jersey, respectively (all of the foregoing buildings are hereinafter referred to as, collectively the "Facilities"), to C&S Wholesale Grocers, Inc. ("C&S"), including the fixtures, equipment and inventory in each of those Facilities, for $104.5 million (the "C&S Purchase Agreement"). The Company used $32.5 million of the net proceeds to pay down a portion of the Term Loan. A portion of the net proceeds were used to pay down the Working Capital Facility at the end of Fiscal 1997. The remainder of the proceeds were invested in marketable securities and subsequent to year end were utilized to pay down accounts payable related to the inventory sold in connection with the C&S Purchase Agreement and other liabilities. Simultaneously, the Company and C&S entered into a 15 year supply agreement (the "Supply Agreement") pursuant to which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise requirements, formerly owned and warehoused by the Company. As a result of these agreements, the Company recorded deferred income of $60.8 million. Such deferred income consists of (i) $25.0 million received by the Company for future trade discounts and rebates, which will be amortized to operations by the Company as it is earned, and (ii) $35.8 million in net proceeds received in excess of the fair value of the assets sold; such excess has been deferred and will be amortized to operations over the life of the Supply Agreement. In addition, current year results include a $0.8 million gain on a LIFO liquidation related to the sale of such inventory.

    In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

Note 4--Accounts Receivable

    Accounts receivable are comprised of the following (dollars in thousands):

                                                                                      January 31,      February 1,
                                                                                         1998              1997
                                                                                        ---------        ---------

Prescription plans..............................................................       $   10,074       $   10,397
Other...........................................................................            2,639            3,673
                                                                                        ---------        ---------

Accounts receivable.............................................................           12,713           14,070
Less: allowance for doubtful accounts(a)........................................            1,194            1,271
                                                                                        ---------        ---------

Accounts receivable, net........................................................       $   11,519       $   12,799
                                                                                        ---------        ---------
                                                                                        ---------        ---------

---------
(a) Fiscal 1997 includes a credit of $0.2 million and a recovery of $0.1 million. Fiscal 1996 includes a provision of $0.1 million and a recovery of $0.3 million.


Note 5--Merchandise Inventories

    Merchandise inventories are comprised of the following (dollars in thousands):

                                                                                      January 31,      February 1,
                                                                                         1998              1997
                                                                                        ---------        ---------

Merchandise inventories at FIFO cost............................................       $  185,070       $  258,926
Less: LIFO reserve..............................................................           36,087           41,486
                                                                                        ---------        ---------

Merchandise inventories at LIFO cost............................................       $  148,983       $  217,440
                                                                                        ---------        ---------
                                                                                        ---------        ---------


                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 5--Merchandise Inventories--(Continued)

    The decrease in the merchandise inventories and the LIFO reserve was primarily due to the sale of the Company's warehouse inventory related to its grocery, frozen and perishable merchandise (see Note 3). In addition, the Company sold its warehouse pharmaceutical inventory to a pharmaceutical wholesaler. For Fiscal 1997, the liquidation of LIFO layers resulted in a $2.8 million gain related to such inventory. Liquidation of LIFO layers in Fiscal 1996 and Fiscal 1995 did not have a significant effect on the results of operations.

Note 6--Property and Equipment

    Property and equipment are comprised of the following (dollars in thousands):


                                                                                      January 31,      February 1,
                                                                                         1998              1997
                                                                                        ---------        ---------

Land............................................................................       $   54,318       $   61,512
Buildings and building improvements.............................................          169,923          201,804
Fixtures and equipment..........................................................          176,934          203,602
Leasehold costs and improvements................................................          279,428          293,697
Transportation equipment........................................................           19,820           19,706
                                                                                        ---------        ---------

Property and equipment, owned...................................................          700,423          780,321
Property and equipment under capital leases.....................................          213,503          207,227
                                                                                        ---------        ---------

Property and equipment, at cost.................................................          913,926          987,548
Less: accumulated depreciation and amortization.................................          383,210          382,593
                                                                                        ---------        ---------

Property and equipment, net.....................................................       $  530,716       $  604,955
                                                                                        ---------        ---------
                                                                                        ---------        ---------



    The decrease in the owned property and equipment was primarily due to the sale of the distribution facilities (see Note 3). During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $5.4 million to write down fixed assets held for sale, principally in its southern region, to their estimated net realizable values. This charge is included in depreciation and amortization expense in the accompanying consolidated statement of operations for Fiscal 1996.

Note 7--Deferred Financing Costs, Net

    Deferred financing costs are comprised of the following (dollars in thousands):

                                                                                      January 31,      February 1,
                                                                                         1998              1997
                                                                                        ---------        ---------

Deferred financing costs.........................................................      $   28,599       $   51,378
Less: accumulated amortization...................................................          10,052           22,635
                                                                                        ---------        ---------

Deferred financing costs, net....................................................      $   18,547       $   28,743
                                                                                        ---------        ---------
                                                                                        ---------        ---------


    In connection with the Credit Agreement, the Company incurred deferred financing costs of $8.0 million. Also, in connection therewith, the Company wrote off, as part of the extraordinary items, $12.8 million of net deferred financing costs associated with debt which was extinguished (see Note 17).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 8--Other Noncurrent Liabilities

    Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                                                      January 31,      February 1,
                                                                                         1998              1997
                                                                                        ---------        ---------

Deferred income related to the C&S transaction (see Note 3)......................      $   60,837       $       --
Self-insured liabilities.........................................................          58,569           62,526
Pension and deferred compensation................................................          20,296           20,227
Other postretirement and postemployment benefits.................................          39,942           41,399
Accrued dividends................................................................          90,380           73,164
Closed stores....................................................................          13,798           20,117
Lease commitments................................................................           6,810            7,107
Other............................................................................          80,065           82,193
                                                                                        ---------        ---------

Other noncurrent liabilities.....................................................      $  370,697       $  306,733
                                                                                        ---------        ---------
                                                                                        ---------        ---------

    Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

Note 9--Long-Term Debt

    Long-term debt is comprised of the following (dollars in thousands):

                                                                                      January 31,      February 1,
                                                                                         1998              1997
                                                                                      -----------      ------------

Pathmark term loans..............................................................    $    263,250     $    243,127
Pathmark working capital facilities..............................................              --           73,500
9.625% Pathmark Senior Subordinated Notes due 2003
   ("Pathmark Senior Subordinated Notes")........................................         438,134          437,780
11.625% Pathmark Subordinated Notes due 2002
   ("Pathmark Subordinated Notes")...............................................         199,017          199,017
11.625% Holdings Subordinated Notes due 2002
   ("Holdings Subordinated Notes")...............................................             983              983
12.625% Pathmark Subordinated Debentures due 2002
   ("Pathmark Subordinated Debentures")..........................................          95,750           95,750
10.75% Pathmark Deferred Coupon Notes due 2003
   ("Pathmark Deferred Coupon Notes")............................................         187,068          168,559
10.25% PTK Exchangeable Guaranteed Debentures due 2003
   ("PTK Exchangeable Guaranteed Debentures")....................................          30,429           27,442
Industrial revenue bonds.........................................................           6,375            6,375
Other debt (primarily mortgages).................................................          30,799           34,979
                                                                                      -----------      ------------

Total debt.......................................................................       1,251,805        1,287,512
Less: current maturities.........................................................          43,478           74,431
                                                                                      -----------      ------------

Long-term portion................................................................    $  1,208,327     $  1,213,081
                                                                                      -----------      ------------
                                                                                      -----------      ------------


                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 9--Long-Term Debt--(Continued)

        Scheduled Maturities of Debt:

      Long-term debt principal payments are as follows (dollars in thousands):


                                                                                       Principal
Fiscal Years                                                                           Payments
------------                                                                           --------
1998..........................................................................       $     43,478
1999..........................................................................             14,858
2000..........................................................................             78,238
2001..........................................................................            263,849
2002..........................................................................            195,750
2003..........................................................................            655,632
                                                                                      -----------

                                                                                     $  1,251,805
                                                                                      -----------
                                                                                      -----------



    Bank Credit Agreement:

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

    At January 31, 1998, the Company was in compliance with all of its debt covenants. Based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance with its debt covenants which include financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions; (v) restriction on assets sales and sale/leaseback transactions; (vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

    The Company believes it has sufficient unused borrowing capacity under the Pathmark Working Capital Facility, which can be utilized for unforeseen or for seasonal cash requirements. At January 31, 1998, the Company had $92.8 million in outstanding letters of credit and $107.2 million in unused borrowing capacity under its Pathmark Working Capital Facility.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 9--Long-Term Debt--(Continued)

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

    PTK Exchangeable Guaranteed Debentures:

    The PTK Exchangeable Guaranteed Debentures were originally formulated to accrete to a maturity value of $218.3 million in Fiscal 2003. The Company used the net cash proceeds of $3.2 million in Fiscal 1996 and $56.5 million in Fiscal 1995 to paydown PTK Exchangeable Guaranteed Debentures, including accrued interest and debt premium (see Note 17). The PTK Exchangeable Guaranteed Debentures begin paying cash interest on a semiannual basis on June 30, 1999 and have no sinking fund requirements. At January 31, 1998, the maturity value of the outstanding debentures is $34.2 million.

    Industrial Revenue Bonds:

    Interest rates for the industrial revenue bonds range from 10.5% to 10.9%. The industrial revenue bonds are payable in Fiscal 2003.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 9--Long-Term Debt--(Continued)

    Other Debt:

    Other debt includes mortgage notes, which are secured by property and equipment, having a net book value of $51.7 million at January 31, 1998 and $54.5 million at February 1, 1997. These borrowings, whose interest rates averaged 10.5%, are payable in installments ending in Fiscal 2000, including a scheduled payment of $27.4 million in Fiscal 1998.

Note 10--Fair Value of Financial Instruments

    The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):


                                                           January 31, 1998                  February 1, 1997
                                                       ---------------------------      ---------------------------

                                                       Carrying           Fair          Carrying           Fair
                                                        Amount           Value           Amount            Value
                                                       ----------      -----------      -----------      ----------

Debt:
Pathmark term loans...............................   $    263,250     $    263,250    $    243,127     $    243,127
Pathmark working capital facilities...............             --               --          73,500           73,500
Pathmark Senior Subordinated Notes................        438,134          421,344         437,780          415,015
Pathmark Subordinated Notes.......................        199,017          181,782         199,017          202,340
Holdings Subordinated Notes.......................            983              898             983              999
Pathmark Subordinated Debentures..................         95,750           88,846          95,750           96,353
Pathmark Deferred Coupon Notes....................        187,068          133,596         168,559          142,471
PTK Exchangeable Guaranteed Debentures............         30,429           30,429          27,442           27,442
Industrial revenue bonds..........................          6,375            6,375           6,375            6,375
Other debt (primarily mortgages)..................         30,799           30,799          34,979           34,979
                                                       ----------      -----------      -----------      ----------

     Total debt...................................   $  1,251,805     $  1,157,319    $  1,287,512     $  1,242,601
                                                       ----------      -----------      -----------      ----------
                                                       ----------      -----------      -----------      ----------

Redeemable Preferred Stock:
Cumulative Exchangeable
  Redeemable Preferred Stock......................   $    107,183     $     68,469    $    105,372     $    117,376
                                                       ----------      -----------      -----------      ----------
                                                       ----------      -----------      -----------      ----------

    The fair value of the Pathmark term loans and Pathmark working capital facilities at January 31, 1998 and February 1, 1997 approximated their carrying value due to their floating interest rates. The fair value of the notes, debentures and Exchangeable Preferred Stock are based on the quoted market prices at January 31, 1998 and February 1, 1997, since such instruments are publicly traded. The Company has evaluated its PTK Exchangeable Guaranteed Debentures, other debt (primarily mortgages) and industrial revenue bonds and believes, based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of January 31, 1998 and February 1, 1997, the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values due to the short-term maturities of these instruments.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 11--Interest Expense

    Interest expense is comprised of the following (dollars in thousands):


                                                                                      Fiscal Years
                                                                       --------------------------------------------

                                                                         1997             1996              1995
                                                                         ----             ----              ----
Pathmark term loans.............................................      $   22,884        $   22,616       $   29,067
Pathmark working capital facility...............................           4,969             5,444            5,601
Pathmark Senior Subordinated Notes
     Amortization of original issue discount....................             354               354              354
     Currently payable..........................................          42,350            42,350           42,350
Pathmark Subordinated Notes.....................................          23,151            23,136           23,136
Holdings Subordinated Notes.....................................             114               114              114
Pathmark Subordinated Debentures................................          12,088            12,088           12,088
Pathmark Deferred Coupon Notes
     Accrued but not payable....................................          18,509            16,678           15,028
PTK Exchangeable Guaranteed Debentures
     Amortization of original issue discount....................           2,987             2,770            6,292
Amortization of debt issuance costs.............................           5,542             7,426            7,140
Lease obligations...............................................          22,126            19,399           16,647
Mortgages payable...............................................           3,462             3,736            4,210
Other, net......................................................           8,244             8,007            8,942
                                                                       ---------         ---------        ---------

Interest expense................................................      $  166,780        $  164,118       $  170,969
                                                                       =========         =========        =========


    The Company made cash interest  payments of $141.6  million,  $135.4 million and $142.6 million in Fiscal 1997,
Fiscal 1996 and Fiscal 1995, respectively.

Note 12--Leases
    At January 31, 1998, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):
                                                                                         Capital         Operating
Fiscal Years                                                                             Leases            Leases
                                                                                         ---------        ---------

1998.............................................................................       $   43,442       $   28,865
1999.............................................................................           38,051           29,116
2000.............................................................................           35,494           29,164
2001.............................................................................           26,182           27,489
2002.............................................................................           22,312           26,131
Later years......................................................................          249,473          297,742
                                                                                         ---------        ---------

Total minimum lease payments(a)..................................................          414,954       $  438,507
                                                                                         ---------        ---------
                                                                                         ---------        ---------

Less: executory costs (such as taxes, maintenance and insurance).................            2,440
                                                                                         --------

Net minimum lease payments.......................................................          412,514
Less: amounts representing interest..............................................          217,626
                                                                                         ---------

Present value of net minimum lease payments (including current
   installments of $24,417)......................................................       $  194,888
                                                                                         ---------
                                                                                         ---------


----------
(a) Net of sublease income of $0.8 million and $74.4 million for capital and operating leases, respectively.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Leases--(Continued)

    During Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company incurred capital lease obligations of $23.6 million, $39.6 million and $41.1 million, respectively, in connection with property and equipment lease agreements. These capital lease amounts are noncash and, accordingly, have been excluded from the consolidated statements of cash flows.

    During the third quarter of Fiscal 1996, the Company sold three of its supermarket properties for $19.3 million, net of fees of $1.4 million and income taxes of $0.7 million, and simultaneously leased back such properties. The net proceeds were used to paydown debt, primarily the former working capital facility. Due to the Company's continuing involvement in such properties, no gain has been recorded and the transaction has been accounted for as a financing, with the associated liability of $21.0 million and $21.1 million included in lease obligations in the consolidated balance sheet at January 31, 1998 and February 1, 1997, respectively.

    Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (dollars in thousands):

                                                                                      Fiscal Years
                                                                       --------------------------------------------
                                                                         1997             1996              1995
                                                                         ----             ----              ----
Minimum rentals.................................................      $  44,525         $  42,610        $  42,704
Less: rentals from subleases....................................         (8,131)           (9,691)         (10,917)
                                                                       --------          --------         --------

Rent expense....................................................      $  36,394         $  32,919        $  31,787
                                                                       --------          --------         --------
                                                                       --------          --------         --------

Note 13--Related Party Transactions

    As discussed in Note 21, certain Management Investors issued Recourse Notes to the Company related to the purchase of the Company's Class A common stock. These Management Investors have pledged shares of SMG-II Class A common stock to secure the repayment of the Recourse Notes. Recourse Notes in the amount of $1.7 million were outstanding at January 31, 1998 and February 1, 1997.

    During Fiscal 1996, in conjunction with the hiring of a Chief Executive Officer (the "CEO"), SMG-II granted the CEO an equity package (the "Equity Strip") independently valued at $3.4 million and consisting of restricted shares of SMG-II Preferred Stock and restricted shares and options of SMG-II Common Stock. The Company recorded the Equity Strip as deferred compensation by the means of a capital contribution from SMG-II (see Note 25).

    In addition, the Company retained John W. Boyle, a Director of the Company, to act as its interim Chairman & Chief Executive Officer for the period of March 20, 1996 through October 7, 1996 (the "Transition Period"). Under the terms of the consulting arrangement between the Company and Mr. Boyle, the Company paid Mr. Boyle a consulting fee of $41,667 per month ($288,980 in the aggregate) plus living and travel expenses during the Transition Period. In addition, Mr. Boyle received a completion bonus of $100,000 when the CEO commenced employment with the Company.

    During Fiscal 1995, the Company paid ML & Co. fees of approximately $0.6 million related to the sale of the freestanding drug stores.

    In March 1990, Jerry G. Rubenstein, a Director of the Company, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note").

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Related Party Transactions--(Continued)

The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue for such Recourse Note. Under the terms of the agreement pursuant to which the shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1998, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

Note 14--Retirement and Benefit Plans

    The Company has several noncontributory defined benefit pension plans, the most significant of which is the SGC Pension Plan, which covers substantially all non-union and certain union associates. Pension benefits to retired and to terminated vested associates are primarily based upon their length of service and upon a percentage of qualifying compensation. The Company's funding policy, which is consistent with federal funding requirements, is intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. Due to the overfunding status of the SGC Pension Plan, no contributions were required during the last three fiscal years.

    The Company also maintains an unfunded supplemental retirement plan for participants in the SGC Pension Plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law. Additionally, the Company has entered into individual retirement agreements with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60.


    The following table sets forth the funded status of the pension plans and the amounts recognized in the Company's financial statements (dollars in thousands):


                                                        January 31, 1998                    February 1, 1997
                                                   ----------------------------       -----------------------------
                                                  Assets Exceed     Accumulated      Assets Exceed     Accumulated
                                                   Accumulated    Benefits Exceed     Accumulated    Benefits Exceed
                                                    Benefits           Assets          Benefits           Assets
                                                   -----------      -----------       -----------       ----------

Actuarial present value of accumulated benefit obligation:
     Vested..................................     $   (100,514)    $    (20,573)     $    (84,116)    $    (20,922)
     Unvested................................           (1,985)              --            (6,018)            (215)
                                                   -----------      -----------       -----------       ----------

     Total...................................         (102,499)         (20,573)          (90,134)         (21,137)
Plan assets at fair value....................          214,131               --           171,549              447
                                                   -----------      -----------       -----------       ----------

Plan assets higher (lower) than
  accumulated benefit obligation.............     $    111,632     $    (20,573)     $     81,415     $    (20,690)
                                                   -----------      -----------       -----------       ----------
                                                   -----------      -----------       -----------       ----------

Actuarial present value of projected
  benefit obligation.........................     $   (124,607)    $    (22,461)     $   (115,009)    $    (23,200)
Plan assets at fair value....................          214,131               --           171,549              447
                                                   -----------      -----------       -----------       ----------

Plan assets higher (lower) than
  projected benefit obligation...............           89,524          (22,461)           56,540          (22,753)
Unrecognized net gain from past experience
  different from that assumed and effects
  of changes in assumptions..................          (72,254)            (274)          (43,371)             (90)
Unrecognized prior service cost..............              (13)             702             1,117              955
                                                   -----------      -----------       -----------       ----------

Prepaid (accrued) pension cost...............     $     17,257     $    (22,033)     $     14,286     $    (21,888)
                                                   -----------      -----------       -----------       ----------
                                                   -----------      -----------       -----------       ----------

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 14--Retirement and Benefit Plans--(Continued)

    Assets of the Company's pension plans are invested in marketable securities comprised primarily of equities of domestic corporations, U.S. Government instruments and money market investments.

    The following table provides the assumptions used in determining the actuarial present value of the projected benefit obligation at January 31, 1998 and February 1, 1997:


                                                                                       January 31,       February 1,
                                                                                           1998              1997
                                                                                         ---------         ---------

Weighted average discount rate....................................................         7.0%              7.5%
Rate of increase in future compensation levels....................................         4.0               4.5
Expected long-term rate of return on plan assets..................................         9.5               9.5


    The change in the weighted average discount rate, which is used in determining the actuarial present value of the projected benefit obligation, will not have a material impact on the Company's net pension cost in Fiscal 1998.

    The net periodic pension cost (income) is comprised of the following components (dollars in thousands):



                                                                                       Fiscal Years
                                                                         ------------------------------------------
                                                                         1997              1996              1995
                                                                         ----              ----              ----
Service cost of benefits earned during the year.................       $   3,224        $   3,787         $   3,416
Interest cost on projected benefit obligation...................           9,866           10,204             9,551
Actual return on plans' assets..................................         (49,434)         (28,174)          (40,622)
Net amortization and deferral...................................          35,160           16,019            27,811
                                                                        --------          --------         --------

Net periodic pension (income) cost..............................       $  (1,184)       $   1,836         $     156
                                                                        --------          --------         --------
                                                                        --------          --------         --------



    The Company also contributes to many multi-employer plans which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $20.4 million, $20.1 million and $18.9 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

    The Company sponsors a savings plan for eligible non-union associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.1 million, $3.6 million and $3.7 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

Note 15--Other Postretirement and Postemployment Benefits

    The Company provides its associates other postretirement benefits, principally health care and life insurance benefits. The accumulated postretirement benefit obligation was determined utilizing an assumed discount rate of 7.0% at January 31, 1998 and 7.5% at February 1, 1997 and by applying the provisions of the Company's medical plans, the established maximums and sharing of costs, the relevant actuarial assumptions and the health-care cost trend rates, which are projected at 6.25% and grade down to 4.0% in Fiscal 2002. The effect of a 1% increase in the assumed cost trend rate would change the accumulated postretirement benefit obligation by approximately $1.2 million as of January 31, 1998 and would increase the net periodic postretirement benefit income by $0.1 million for Fiscal 1997.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 15--Other Postretirement and Postemployment Benefits--(Continued)

    The net postretirement benefit cost (income) is comprised of the following components (dollars in thousands):

                                                                                       Fiscal Years
                                                                         ------------------------------------------
                                                                         1997              1996              1995
                                                                         ----              ----              ----
Service cost of benefits earned during the year...................      $    399         $    546          $    614
Interest cost on accumulated postretirement benefit
   obligation.....................................................         1,139            1,640             2,268
Net amortization and deferral.....................................        (1,866)            (931)             (460)
Curtailment gain..................................................            --           (2,026)               --
                                                                         -------          -------           -------

Net postretirement benefit cost (income)..........................      $   (328)        $   (771)         $  2,422
                                                                         -------          -------           -------
                                                                         -------          -------           -------


    During the second quarter of Fiscal 1996, the Company eliminated postretirement medical coverage for active non-union associates who retire after December 31, 1997. This change resulted in a pretax curtailment gain of $2.0 million.

    The following table provides information on the status of the postretirement plans (dollars in thousands):


                                                                                       January 31,       February 1,
                                                                                           1998              1997
                                                                                          --------          --------

Accumulated postretirement benefit obligation:
    Retirees......................................................................       $   7,231         $   9,678
    Other active plan participants................................................          10,077            10,180
                                                                                          --------          --------

    Total.........................................................................          17,308            19,858
Unrecognized prior service cost...................................................           5,748             7,026
Unrecognized net gain from past experience different from
 that assumed and effects of changes in assumptions...............................           8,690             6,798
                                                                                          --------          --------

Accrued postretirement cost.......................................................       $  31,746         $  33,682
                                                                                          --------          --------
                                                                                          --------          --------


    The decrease in the accumulated postretirement benefit obligation and the unrecognized prior service cost was due to actual benefit payments made and amortization gains recognized from the elimination of postretirement medical coverage for active non-union associates in Fiscal 1996.

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

    The accumulated postemployment benefit obligation as of January 31, 1998 and February 1, 1997 was $8.9 million and $8.5 million, respectively. The net postemployment benefit cost consisted of the following components (dollars in thousands):


                                                                                       Fiscal Years
                                                                        -------------------------------------------
                                                                         1997              1996             1995
                                                                         ----              ----             ----
Service cost of benefits earned during the year................       $   1,412         $   1,314        $     997
Interest cost on accumulated postemployment obligation.........             409               316              296
                                                                        -------          --------          -------
Net postemployment benefit cost................................       $   1,821         $   1,630        $   1,293
                                                                        -------          --------          -------
                                                                        -------          --------          -------

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 16--Income Taxes

    The income tax benefit (provision) is comprised of the following (dollars in thousands):



                                                                                      Fiscal Years
                                                                       --------------------------------------------
                                                                         1997              1996             1995
                                                                         ----              ----             ----
Current
    Federal.....................................................      $  (4,643)        $   2,357        $   4,018)
    State.......................................................         (2,793)              692           (4,981)
Deferred
    Federal.....................................................         19,639             9,808           (1,233)
    State.......................................................          7,433             3,178            1,238
    Change in valuation allowance...............................        (21,800)            1,688           30,721
                                                                       --------          --------          -------
Income tax benefit (provision)..................................      $  (2,164)        $  17,723        $  29,763
                                                                       --------          --------          -------
                                                                       --------          --------          -------



    The effective tax rate for the income tax benefit (provision) differs from the federal statutory tax rate as follows:


                                                                                      Fiscal Years
                                                                        -----------------------------------------
                                                                        1997             1996              1995
                                                                        ----             ----              ----
Federal statutory tax rate.....................................         35.0%             35.0%           (35.0)%
State income taxes.............................................          6.4               6.8             (5.0)%
Change in valuation allowance..................................        (46.1)              4.6             62.8%
Utilization of capital loss....................................           --                --             32.8%
Tax credits....................................................           --                --              1.2%
Other..........................................................          0.1               1.7              4.0%
                                                                        ------            ------           ------
Effective tax rate.............................................         (4.6)%            48.1%            60.8%
                                                                        ------            ------           ------
                                                                        ------            ------           ------


    Deferred income tax assets and liabilities consist of the following (dollars in thousands):


                                                            January 31, 1998                   February 1, 1997
                                                      ---------------------------        ----------------------------
                                                       Assets         Liabilities         Assets         Liabilities
                                                       ------         -----------         ------         -----------
Depreciation and amortization................       $       --       $   50,362        $       --       $   65,599
Merchandise inventory and gross profit.......               --           11,834                --           20,443
Prepaid expenses.............................               --            6,135                --            6,999
Self-insured liabilities.....................           36,830               --            39,596               --
Benefit plans................................            6,277               --            10,039               --
Lease capitalization.........................           19,300               --            17,933               --
Closed store reserves........................           10,018               --            15,459               --
Alternative minimum taxes....................            9,544               --             9,108               --
General business credits.....................            9,020               --             9,019               --
Net operating loss carryforwards.............           27,140               --            19,821               --
Other postretirement and
  postemployment benefits....................           17,306               --            17,791               --
Deferred income..............................           26,909               --                --               --
Capital loss carryforward....................           29,732               --            52,455               --
Other........................................           10,694            5,413             8,097            4,323
                                                     ---------        ---------         ---------         --------
Subtotal.....................................          202,770           73,744           199,318           97,364
Less: valuation allowance....................           74,255               --            52,455               --
                                                     ---------        ---------         ---------         --------
Total........................................       $  128,515       $   73,744        $  146,863       $   97,364
                                                     ---------        ---------         ---------         --------
                                                     ---------        ---------         ---------         --------


                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



Note 16--Income Taxes--(Continued)

    The balance sheet classification of the deferred income tax assets and liabilities is as follows (dollars in thousands):



                                                          January 31, 1998                   February 1, 1997
                                                     ---------------------------        ----------------------------
                                                      Current         Noncurrent         Current         Noncurrent
                                                      -------         ----------         -------         ----------
Assets.......................................       $   45,668       $  157,102        $   39,304       $  160,014
Liabilities..................................          (25,664)         (48,080)          (29,335)         (68,029)
                                                    ----------        ---------        ----------        ---------
Subtotal.....................................           20,004          109,022             9,969           91,985
Less: valuation allowance....................          (11,512)         (62,743)               --          (52,455)
                                                    ----------        ---------        ----------        ---------
Total........................................       $    8,492       $   46,279        $    9,969       $   39,530
                                                    ----------        ---------        ----------        ---------
                                                    ----------        ---------        ----------        ---------


    The Company's net deferred income tax assets were $54.8 million and $49.5 million, net of a valuation allowance of $74.3 million and $52.5 million at January 31, 1998 and February 1, 1997, respectively. The Company believes that it is more likely than not that the net deferred tax assets will be realized through the implementation of tax strategies which could generate taxable income.

    During Fiscal 1997, the net increase in the valuation allowance was $21.8 million. This change reflects an increase in the valuation allowance related to those deferred tax assets which the Company has concluded are not likely to be realized, partially offset by a decrease in the valuation allowance related to the utilization of the Company's capital loss carryforwards due to generation of capital gains from the C&S transaction.

    The Company will continue to assess the recoverability of its deferred income tax assets and further adjustments to the valuation allowance may be necessary based on the evidence available at that time.

    During Fiscal 1995, in conjunction with the Company's evaluation of its deferred income tax assets, the Company reversed the valuation allowance related to its net deferred income tax assets. Such reversal of the valuation allowance totaled $30.7 million and has been included as a component of the Fiscal 1995 income tax benefit.

    In Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company made income tax payments of $4.8 million, $4.7 million and $3.9 million, respectively, and received income tax refunds of $5.8 million, $8.1 million and $10.3 million, respectively.

Note 17--Extraordinary Items

    The extraordinary items, representing losses on early extinguishment of debt, consist of the following (dollars in thousands):



                                                                                    Fiscal Years
                                                                     --------------------------------------------
                                                                        1997             1996              1995
                                                                        ----             ----              ----
Loss before income taxes.......................................     $  (12,944)       $   (1,692)      $   (3,686)
Income tax benefit.............................................          5,456               695            1,506)
                                                                     ----------        ----------        ----------
Extraordinary items, net of a tax benefit......................     $   (7,488)       $     (997)      $   (2,180)
                                                                     ----------        ----------        ----------
                                                                     ----------        ----------        ----------

    During the second quarter of Fiscal 1997, in connection with the Credit Agreement, the Company wrote off deferred financing fees of $12.8 million related to the former bank credit agreement, resulting in a net loss on early extinguishment of debt of $7.4 million, net of an income tax benefit of $5.4 million. In addition, during the second quarter of Fiscal 1997, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $2.9 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.1 million, net of an income tax benefit of $0.1 million.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 17--Extraordinary Items--(Continued)

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

    During the first quarter of Fiscal 1995, in connection with the final proceeds received related to the disposition of the home centers segment, the Company was required to paydown $4.7 million of PTK Exchangeable Guaranteed Debentures; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.2 million. During the second quarter of Fiscal 1995, in connection with the proceeds received related to the sale of 30 of its freestanding drug stores, the Company was required to paydown $21.8 million of PTK Exchangeable Guaranteed Debentures; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $0.7 million. During the fourth quarter of Fiscal 1995, in connection with the proceeds received from the sale of the Purity investment and the sale of 30 of its freestanding drug stores, the Company was required to paydown $30.0 million of PTK Exchangeable Guaranteed Debentures; the premium paid, including original issue discount, resulted in a net loss on early extinguishment of debt of $1.3 million.

Note 18--Restructuring Charge

    During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $9.1 million for reorganization and restructuring costs related to its administrative operations. The restructuring charge included $4.2 million for the costs of a voluntary early retirement program, which was accepted by 142 employees, and $1.2 million for severance and termination benefits for 80 employees. The remaining charge of $3.7 million primarily relates to consulting fees incurred in connection with the restructuring and exit costs for facility consolidation.

    As of January 31, 1998, $7.7 million have been expended, of which $4.2 million related to the early retirement program and severance benefits and $3.5 million related to consulting costs and the facility consolidation. The Company estimates it will expend $0.2 million in Fiscal 1998. The remaining balance of $1.2 million relates to early retirement benefits which will be expended over time; such balance is included in the respective pension and postretirement liability accounts.

Note 19--Lease Commitment Charge

    During the fourth quarter of Fiscal 1996, the Company decided to divest a group of its southern region stores, certain of which have experienced unprofitable operating results. The Company concluded that the operating losses being experienced by these stores were other than temporary and that the projected operating results of such stores would not be sufficient to recover their long-lived assets and their contractual lease commitments. Further, the Company believes that these lease costs will not be significantly recoverable through any future sublease. Therefore, the Company recorded a $8.8 million pretax charge related to these unfavorable lease commitments, in addition to writing down the long-lived assets of these stores (see Note 6).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 19--Lease Commitment Charge--(Continued)

    During Fiscal 1997, the Company sold four and closed seven stores that it announced for divestiture at the end of Fiscal 1996. The results of operations for these 11 stores were as follows (dollars in thousands):


                                                                                       Fiscal Years
                                                                       ---------------------------------------------
                                                                         1997             1996              1995
                                                                         ----             ----              ----
Sales...........................................................      $   42,877        $  152,599       $  160,133
                                                                      ----------        ---------        ----------
                                                                      ----------        ---------        ----------
Operating loss..................................................      $   10,590        $   10,663       $    8,364
                                                                      ----------        ---------        ----------
                                                                      ----------        ---------        ----------



Note 20--Cumulative Exchangeable Redeemable Preferred Stock

    The Company's Exchangeable Preferred Stock, which has a maturity date of December 31, 2007, consists of 9,000,000 authorized shares, of which 4,890,671 shares are issued and outstanding at January 31, 1998 and February 1, 1997. The fair market value of the Exchangeable Preferred Stock, at date of original issuance of October 5, 1987, was $20 per share and the liquidation preference is $25 per share. Due to its mandatory redemption requirements, the Exchangeable Preferred Stock has been stated on the balance sheet as redeemable securities. The difference between fair market value at date of issue and liquidation preference is being accreted quarterly.

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

    The Exchangeable Preferred Stock may be redeemed at the option of the Company, in whole or in part, at liquidation preference, together with all accrued and unpaid dividends to the redemption date. Optional redemption of the Exchangeable Preferred Stock will be subject to restricted payments and other similar provisions of the Company's debt instruments.

    Commencing December 31, 2004, the Company is required to redeem in each year 20% of the highest amount at any time outstanding of the Exchangeable Preferred Stock. The redemption process is calculated to retire 60% of the issue prior to final maturity, with the remaining amount of the issue to be redeemed at maturity.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 20--Cumulative Exchangeable Redeemable Preferred Stock--(Continued)

    Exchangeable Preferred Stock activity for the three years ended January 31, 1998 was as follows (dollars in thousands):




                                                                                     Number of Shares       Amount
                                                                                     ----------------       ------
Balance, January 28, 1995.........................................................       4,890,671        $  101,959
     Accretion....................................................................              --             1,674
                                                                                        ----------         ---------
Balance, February 3, 1996.........................................................       4,890,671           103,633
     Accretion....................................................................              --             1,739
                                                                                        ----------         ---------
Balance, February 1, 1997.........................................................       4,890,671           105,372
     Accretion....................................................................              --             1,811
                                                                                        ----------         ---------
Balance, January 31, 1998.........................................................       4,890,671        $  107,183
                                                                                        ----------         ---------
                                                                                        ----------         ---------



    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Prior to the Recapitalization, the Old Bank Credit Agreement and the terms of the indentures governing the Company's public debt restricted the payment of cash dividends on the Exchangeable Preferred Stock unless certain conditions were met, including tests relating to earnings and to cash flow ratios of the Company. Prior to the Recapitalization, the Company had not met the conditions permitting cash dividend payments on the Exchangeable Preferred Stock. Subsequent to the Recapitalization, Holdings does not expect to receive cash flow sufficient to permit payments of dividends on the Exchangeable Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at January 31, 1998, the unpaid dividends of $90.4 million were accrued and included in other noncurrent liabilities.

    Pursuant to the Certificate of Stock Designation for the Exchangeable Preferred Stock (the "Certificate of Designation"), the Company was required to pay cash dividends to the Exchangeable Preferred Stockholders at an annual rate of $3.52 per share beginning on January 15, 1993. The Certificate of Designation provides that the Exchangeable Preferred Stock is non-voting except that if an amount equal to six quarterly dividends is in arrears in whole, or in part, the Exchangeable Preferred Stockholders voting as a class are entitled to elect an additional two members to the Board of Directors of the Company. The Company is currently in arrears on the payment of 21 quarterly dividends. Accordingly, the holders of the Exchangeable Preferred Stock reelected two members of the Company's Board of Directors at its 1997 annual meeting.

    Dividends on the Exchangeable Preferred Stock must be paid in full for all prior periods as of the most recent dividend payment date before any dividends, other than dividends payable in shares of the Company's common stock or in any other class of the Company's capital stock ranking junior to the Exchangeable Preferred Stock, can be paid or can be set apart for payment to holders of common stock or to holders of any other shares ranking junior to the Exchangeable Preferred Stock. In addition, dividends on the Exchangeable Preferred Stock must be paid in full for all prior periods before the redemption or purchase by the Company of shares of common stock or any other shares ranking junior to the Exchangeable Preferred Stock.

Note 21--Common Stock

    The Company's authorized common stock, par value $.01 per share, consists of 1,075,000 shares of Class A common stock and 1,000,000 shares of Class B common stock, of which 650,675 shares and 320,000 shares, respectively, were issued and outstanding at January 31, 1998 and February 1, 1997.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 21--Common Stock--(Continued)

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

    Certain Management Investors, who purchased shares of Class A common stock, borrowed a portion of the purchase price from the Company and were required to deliver a note to the Company ("Recourse Note") in the principal amount of the loan (see Note 13). Interest on the Recourse Note is to be paid annually and the principal is to be paid on the tenth anniversary of the date of issue. Each Management Investor who issued a Recourse Note was required to enter into a stock pledge agreement ("Stock Pledge Agreement") with the Company, pursuant to which the Management Investor pledged shares of Class A common stock to secure the repayment of the Recourse Note. In connection with the Exchange Offer, each Management Investor who issued a Recourse Note was required to execute an amendment to the Stock Pledge Agreement, which provided for the substitution of the SMG-II common stock received in the Exchange Offer for the Company Class A common stock, in order to secure the repayment of the Recourse Note. Recourse Notes in the amount of approximately $1.7 million were outstanding at January 31, 1998 and February 1, 1997. The Recourse Notes were included in other assets at January 31, 1998 and February 1, 1997.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 23--Disposition of Freestanding Drug Stores

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

    In Fiscal 1995, the Company recorded a pretax gain on the disposition of its freestanding drug stores of $15.5 million, net of a $19.0 million charge related to the estimated exit costs of the remaining six freestanding drug stores. Five of the remaining six freestanding drug stores closed during Fiscal 1995 and the sixth store closed during the second quarter of Fiscal 1996.

    The following summarizes the activity related to the exit costs (dollars in thousands):




                                                                                                     Amount
                                                                                                     ------
Balance, January 28, 1995................................................................        $     --
   To record estimated exit costs........................................................            18,955
   Activity..............................................................................              (804)
                                                                                                  ----------
Balance, February 3, 1996................................................................            18,151
   Activity..............................................................................            (2,306)
                                                                                                  ----------
Balance, February 1, 1997................................................................            15,845
   Activity..............................................................................            (3,007)
                                                                                                  ----------
Balance, January 31, 1998................................................................        $   12,838
                                                                                                  ----------
                                                                                                  ----------




    During Fiscal 1997, two of the closed drug stores were sold and one lease was terminated. The remaining balance of $12.8 million at January 31, 1998 reflects the future rent and real estate taxes, net of expected sublease recoveries, related to the remaining three closed drug stores which have not been subleased.

Note 24--Disposal of Purity

    During Fiscal 1995, in connection with the sale of Purity to the Stop & Shop Companies, Inc., the Company sold its remaining investment in Purity for $16.4 million, the proceeds of which were used to repay a portion of its PTK Exchangeable Guaranteed Debentures. As a result of the sale, a capital tax loss of approximately $69.5 million was generated. This transaction resulted in a pretax gain of $16.4 million.

Note 25--Chief Executive Officer 1996 Employment Agreement

    On October 8, 1996, the Company hired a CEO pursuant to a five-year employment agreement (the "Employment Agreement"). In conjunction with his employment, SMG-II granted to the CEO an Equity Strip consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock and 19,851 restricted shares of SMG-II Common Stock and options to purchase 100,000 shares of SMG-II Common Stock at an initial exercise price of $100 per share (the "Options") with the said exercise price increasing over time. The Equity Strip was valued at $3.4 million at the date of issuance, based upon an independent appraisal, and will vest over the term of the employment agreement or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in its entirety upon the occurrence of a termination event, as defined. The Equity Strip is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement. The Options were accounted for by SMG-II using the methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as a result, no compensation expense was recorded. The Options will vest over four years

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 25--Chief Executive Officer 1996 Employment Agreement--(Continued)

and expire one year after being fully vested, except for the portion of the Options that vest on the day before the fifth year and has not yet become exercisable, the expiration of which will be extended to year seven. If employment with the Company should end as a result of a termination event, the Options (whether or not then vested) will be immediately and irrevocably forfeited, except in certain circumstances. Vested Options do not become exercisable until the occurrence of certain events related generally to the realization of a third-party sale of SMG-II Common Stock. The CEO also received
(a) a one-time signing bonus of $1 million, which is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement, and (b) a $4.5 million loan evidenced by sixteen separate promissory notes. Under the terms of each note, if he is in full employment of the Company on a quarterly anniversary of his hiring date, his obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. The Company has and will continue to record compensation expense upon the forgiveness of each note. In the event his employment ends, as a result of a termination event, prior to a change in control, as defined, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes, which bear interest at a blended rate of approximately 6%, are on a full-recourse basis and secured by the Equity Strip, the Options and any shares acquired upon exercise of such Options.

Note 26--Commitments and Contingencies

    Rickel:

    In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into nine leases for certain of the Company's owned real estate properties with Rickel, as tenant. In addition, the Company assigned to Rickel twenty-six third party leases.

    In January 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the filing, Rickel assigned two leases, terminated two leases and rejected nine leases returning these nine leases back to the Company. Of these nine rejected leases, two have been settled with the landlord, one has been assigned to a large retailer, one of the properties has been sold and the other five properties are being actively marketed by the Company to other prospective tenants.

    In September 1997, Rickel announced that it was terminating its retail operations and liquidating its retail inventory. In February 1998, Rickel entered into an agreement to assign thirteen of the Company's leases to Staples, Inc. and additionally, allow Staples, Inc. until May 1, 1998 to decide whether to lease an additional seven properties.

    With respect to the remaining two locations, Rickel has not yet determined whether they will reject or assign such leases.

    Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability which may occur, including the future rent and real estate taxes, net of expected sublease recoveries, of the five properties that have been returned to the Company, as well as the nine other properties that could be returned to the Company.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 26--Commitments and Contingencies--(Continued)

    Information Services Outsourcing:

    In August 1991, the Company entered into a ten year agreement with IBM, to provide a wide range of information systems services. Under the agreement, IBM has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement in the accompanying consolidated statements of operations were $23.7 million, $22.1 million and $21.0 million during Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 27--Quarterly Financial Data (Unaudited)

    Financial data for the interim periods of Fiscal 1997 and Fiscal 1996 is as follows (dollars in thousands):




                                                               13 Weeks Ended
                                            -------------------------------------------------------
                                           May 3,        August 2,      November 1,     January 31,       Fiscal
                                            1997            1997            1997            1998           1997
                                           ------          ------        ---------       --------          ----
52 Weeks Ended January 31, 1998
Sales...............................      $  922,398     $  931,909      $  901,006      $  940,727      $3,696,040
Gross profit(a).....................         259,480        262,443         248,482         273,607       1,044,012
Selling, general and administrative
  expenses..........................         212,348        213,130         205,318         210,146         840,942
Depreciation and amortization.......          20,216         19,984          21,407          21,978          83,585
Operating earnings..................          26,916         29,329          21,757          41,483         119,485
Interest expense....................         (41,885)       (41,903)        (41,034)        (41,958)       (166,780)
Loss before income taxes and
  extraordinary items...............         (14,969)       (12,574)        (19,277)           (475)        (47,295)
Income tax benefit (provision)......           5,866          5,022           7,815         (20,867)         (2,164)
Loss before extraordinary items.....          (9,103)        (7,552)        (11,462)        (21,342)        (49,459)
Extraordinary items, net of an income
  tax benefit......................              --         (7,488)             --              --          (7,488)
Net loss............................      $   (9,103)    $  (15,040)     $  (11,462)     $  (21,342)     $  (56,947)





                                                               13 Weeks Ended
                                            -------------------------------------------------------
                                           May 4,        August 3,     November 2,      February 1,       Fiscal
                                            1996            1996            1996            1997           1996
                                           ------          ------        ---------       --------          ----
52 Weeks Ended February 1, 1997
Sales...............................      $  912,972     $  931,363      $  911,221      $  955,434      $3,710,990
Gross profit(b).....................         266,023        274,951         266,801         283,886       1,091,661
Selling, general and administrative
  expenses(c).......................         213,710        214,987         211,821         216,856         857,374
Depreciation and amortization.......          20,674         21,458          20,536          26,471          89,139
Restructuring charge................              --             --              --           9,137           9,137
Lease commitment charge.............              --             --              --           8,763           8,763
Operating earnings..................          31,639         38,506          34,444          22,659         127,248
Interest expense....................         (40,589)       (41,106)        (40,951)        (41,472)       (164,118)
Loss before income taxes and
  extraordinary items...............          (8,950)        (2,600)         (6,507)        (18,813)        (36,870)
Income tax benefit..................           3,625            878           2,567          10,653          17,723
Loss before extraordinary items.....          (5,325)        (1,722)         (3,940)         (8,160)        (19,147)
Extraordinary items, net of an income
  tax  benefit......................            (793)          (204)             --              --            (997)
Net loss............................      $   (6,118)    $   (1,926)     $   (3,940)     $   (8,160)     $  (20,144)


-----------
(a) The pretax LIFO credit for Fiscal 1997 was $5.4 million consisting of provisions of $0.4 million and $0.5 million in the first and second quarters, respectively, and credits of $1.7 million and $4.6 million in the third and fourth quarters, respectively.

(b) The pretax LIFO credit for Fiscal 1996 was $1.3 million consisting of provisions of $0.85 million in the first and second quarters, no provision in the third quarter and a $3.0 million credit in the fourth quarter.

(c) Selling, general and administrative expenses for Fiscal 1996 included a first quarter provision of $5.8 million representing the termination costs of two former executives of the Company, a first quarter gain of $5.6 million recognized on the sale of certain real estate and a second quarter curtailment gain of $2.0 million due to the elimination of postretirement medical coverage for active non-union associates.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Supermarkets General Holdings Corporation
Carteret, New Jersey

    We have audited the accompanying consolidated balance sheets of Supermarkets General Holdings Corporation and its subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche  LLP

Parsippany, New Jersey
April 16, 1998

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company (As of April 15, 1998)

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



                                                                                                Director of the
                                                                                                    Company
                  Name, Age, Principal Occupation and Other Directorships                            Since
                  --------------------------------------------------                            ---------------
MATTHIAS  BOWMAN,  49, Director of Merrill Lynch Capital  Partners,  Inc.,                             1997
    ("MLCP"),  an investment  firm  affiliated  with Merrill Lynch & Co., ("ML& Co."),  the financial  services  concern,  since 1998;  Chief Executive Officer of MLCP from 1994 to
    1998; Vice  Chairman of  Investment  Banking with ML&Co.  since  1993;  Managing  Director of  Merrill  Lynch,  Pierce,  Fenner  & Smith Incorporated  ("MLPFS")  since at least
    1992.  Mr.  Bowman is also a Director  of U.S. Foodservice Corp.

JOHN W. BOYLE,  69, Chairman and Chief Executive  Officer of the Company from March 1996 to            1996
   October 1996  (Retired);  Vice  Chairman  (retired),  Eckerd  Corporation,  a drug store chain,  between 1983 and 1995.  Mr.  Boyle is also  Chairman of United  Artists  Theater
   Circuit, Inc.

JAMES J. BURKE, JR., 46, Partner and a Director of Stonington  Partners,  Inc.  ("SPI"),  a            1988
    private  investment  firm,  since 1993,  and a Director of MLCP since 1987;  Partner of
    MLCP from 1993 to 1994;  President  and Chief  Executive  Officer  of MLCP from 1987 to
    1993.  Mr. Burke was also a Managing  Director of ML&Co.  until 1994. Mr. Burke is also
    a  Director  of  Ann  Taylor  Stores  Corp.,   Borg-Warner  Security  Corp.,  Education
    Management Corp. and United Artists Theater Circuit, Inc.

JAMES DONALD,  44,  Chairman,  President and Chief Executive  Officer of the Company (since            1996
    October  1996);  Senior Vice  President and General  Manager,  Safeway,  Inc.,  Eastern
    Division from February 1994 until  October  1996;  Vice  President-Marketing,  Wal-mart
    Corp. prior thereto(3).

U. PETER C.  GUMMESON,  39, Senior Vice  President,  Albion  Alliance LLC, an asset manager            1996
    specializing  in private debt and equity  securities  (since  1996).  Mr.  Gummeson has also been Managing Director of Alliance Corporate Finance Group Incorporated,  an asset manager  specializing in private debt and equity  securities since 1984. Both firms are affiliated with the Equitable Investors.

STEPHEN M. McLEAN,  40, Partner and a Director of SPI since 1993; Partner of MLCP from 1993            1987
    to 1994; Senior Vice President of MLCP from 1987 to 1993;  Director of MLCP since 1987;
    Managing  Director  of the  Investment  Banking  Division  of ML&Co.  until  1994.  Mr.
    McLean is also a Director of CMI Industries,  Inc.,  Dictaphone  Corporation,  Merisel,
    Inc. and Packard Bio Science Company.



                                                                                                Director of the
                                                                                                    Company
                  Name, Age, Principal Occupation and Other Directorships                            Since
                  --------------------------------------------------                            ---------------
ROBERT  G.  MILLER,  54,  Chief  Executive  Officer  of Fred  Meyer,  Inc.,  a  diversified            1997
    retailer.  Mr. Miller is also a Director of PacifiCorp.

ROBERT J. MYLOD, JR., 31, Principal of SPI since 1996;  Associate of SPI from November 1993            1998
    to December 1995;  Associate of MLCP prior thereto.  Mr. Mylod was also an associate of the  Investment  Banking  Division  of MLPFS  from  1993 to 1994.  Mr.  Mylod is also a
    Director of Goss Graphic Systems, Inc.

JERRY G. RUBENSTEIN,  68, Managing Partner, Omni Management Associates;  Consultant to MLCP            1988
    since 1988.

JAMES B. UPCHURCH,  39, President and Chief Operating Officer of Libra  Investments,  Inc.,            1995
    an NASD licensed broker/dealer.

STEVEN L. VOLLA,  51,  Chairman of Primary  Health  Systems,  L.P.,  a hospital  management            1995
    company,  since June 1994;  Co-Chairman,  Interactive  Health  Computing,  Inc.,  since
    January 1994;  Chairman,  President and Chief Executive Officer of American Health Care
    Management, Inc., prior thereto.




    Pursuant to the Stockholders Agreement, the ML Investors are entitled to designate seven directors, the Management Investors are entitled to designate three directors and The Equitable Investors are entitled to designate one director to Holdings' Board of Directors. By having the ability to designate a majority of Holdings' Board of Directors, the Merrill Lynch Investors have the ability to control the Company. Currently, six of the persons serving as directors were designated by the Merrill Lynch Investors (Messrs. Bowman, Boyle, Burke, McLean, Mylod and Rubenstein), one was designated by the Management Investors (Mr. Donald) and one was designated by the Equitable Investors (Mr. Gummeson). Mr. Miller was designated by the three investor groups. Messrs. Upchurch and Volla were elected by the holders of Holdings Preferred Stock. No family relationship exists between any director and any other director or executive officer of the Company.

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


                                                                                             Officer of
                                                                                             the Company
    Name                Age             Positions and Office                                   Since
    ----                ----             --------------------                                ----------
JAMES DONALD            44    Chairman, President and Chief Executive Officer since             1996
                              October 1996 (1)
RON MARSHALL            44    Executive Vice President and Chief Financial  Officer since       1994
                              October 1994.  Senior Vice  President  and Chief  Financial
                              Officer of Dart Group Corporation (a diversified  retailer)
                              prior thereto.



                                                                                             Officer of
                                                                                             the Company
    Name                Age             Positions and Office                                   Since
    ----                ----             --------------------                                ----------
JOHN SHEEHAN            40    Executive Vice  President--Operations  (since January 1998);      1996
                              Senior Vice President--Operations  (October 1996 to December
                              1997);  Director of  Operations,  Albertsons,  Inc.,  prior thereto.
JOSEPH W. ADELHARDT     51    Senior Vice President and Controller since January 1996;          1987
                              Vice President and Controller prior thereto.
                              Mr. Adelhardt joined Pathmark in 1976.
HARVEY M. GUTMAN        52    Senior Vice President--Retail Development.                        1990
                              Mr. Gutman joined Pathmark in 1976.
ROBERT JOYCE            52    Senior Vice President--Administration (since October 1996);       1989
                              Executive Vice  President--Operations (from January 1996 to
                              October  1996); Senior  Vice President--Operations--from
                              March 1995 to January 1996; Senior Vice President
                              Administration prior thereto.  Mr. Joyce joined Pathmark
                              in 1963.
MARC A. STRASSLER       49    Vice President, Secretary and General Counsel. Mr.                1987
                              Strassler joined Pathmark in 1974.
FRANK VITRANO           42    Vice President and Treasurer since December 1996;                 1996
                              Treasurer from July 1995 to December 1996; Director--Risk
                              Management prior thereto.  Mr. Vitrano joined  Pathmark in
                              1972.

MYRON D. WAXBERG        64    Vice  President and General Counsel--Real Estate. Mr.            1991
                              Waxberg joined Pathmark in 1976.



-----------
(1) Member of the Company's Board of Directors.

ITEM 11. Executive Compensation.

                           Summary Compensation Table




                                                                                  Long Term Compensation
                                                Annual Compensation                       Awards
                                      ----------------------------------------   -----------------------
                                                                                                     Securities
                                                                     Other Annual    Restricted      Underlying     All Other
                                                                     Compensation    Stock Awards   Options/SARs   Compensation
  Name and Principal Position        Year   Salary ($) Bonus ($)(1)   ($) (2)            ($)           (#)           ($) (3)
                                     ----  --------    ------------  ------------   -------------   ------------   ------------
James L. Donald....................  1997   600,000       425,000     1,179,390          --              --            3,632
 Chairman, President and Chief       1996   193,846     1,175,000       340,021       3,400,000        100,000        16,821
  Executive Officer
Ron Marshall.......................  1997   306,750       202,455         --             --              --            4,750
 Executive Vice President            1996   300,000        36,000       49,177           --              --            5,250
  and Chief Financial Officer        1995   280,289       168,173         --             --              --             --
John Sheehan.......................  1997   186,312        52,537       80,793           --              --             --
 Executive Vice President -          1996    51,923        81,231        9,733           --              --             --
  Operations
Robert Joyce.......................  1997   230,062        63,267        2,195           --              --            5,600
 Senior Vice President -             1996   223,846        26,862        2,195           --              --            5,250
  Administration                     1995   205,437        97,334        2,200           --             250            5,250
Marc A. Strassler..................  1997   163,600        81,800        3,841           --              --            5,600
 Vice President, Secretary and       1996   143,950        10,796        3,841           --              --            5,250
  General Counsel                    1995   135,850        42,793        3,849           --              --            5,250
Neill Crowley(4)...................  1997   219,746          --           --             --              --          242,043
 Executive Vice President-           1996   253,750        30,450         --             --              --            5,250
  Retail Services                    1995   247,212       112,241       15,000           --              --            4,341
Ronald Rallo(4)....................  1997   197,131          --          4,023           --              --          183,215
 Senior Vice President-              1996   245,000        29,400        4,389           --              --            5,250
  Merchandising                      1995   227,500       113,585        4,399           --              --            5,250


------------
(1) The amounts with respect to Fiscal 1997 paid to Mr. Donald was the minimum amount payable pursuant to the Donald Agreement (as hereinafter defined). The amounts with respect to Fiscal 1997 in this column represent bonuses awarded to the other named executives in recognition of their efforts in connection with Pathmark's distribution outsourcing with C&S and refinancing of its outstanding bank indebtedness.

(2) Represents in Fiscal 1997 (i) with respect to Mr. Donald, payment of $54,390 as reimbursement for relocation expenses and forgiveness of loan payments due to Pathmark of $1,125,000; (ii) with respect to Mr. Sheehan, reimbursement of relocation expenses; and (iii) with respect to Messrs. Rallo, Joyce and Strassler, payments as reimbursement for interest paid to Holdings for loans, each of less than $60,000 from Holdings in connection with the purchase of SMG-II Class A Common Stock and includes an amount sufficient to pay any income taxes resulting therefrom after taking into account the value of any deductions available as a result of the payment of such interest and taxes.

(3) Represents in Fiscal 1997 (i) with respect to Mr. Donald, payments of $3,632 for a term life insurance premium on Mr. Donald's life; (ii) with respect to Mr. Rallo, payments of $5,600 representing Pathmark's matching contribution to the SGC Savings Plan and $177,615 paid to Mr. Rallo pursuant to a Resignation Agreement dated November 4, 1997 among Mr. Rallo, Pathmark and SMG-II (the "Rallo Agreement"); (iii) with respect to Mr. Crowley, payments of $5,600, representing Pathmark's matching contribution to the SGC Savings Plan and $236,443 pursuant to a Resignation Agreement dated November 4, 1997 among Mr. Crowley, SMG-II and Pathmark (the "Crowley Agreement"); and (iv) with respect to the other named executive officers, Pathmark's matching contribution under the SGC Savings Plan.

(4)   Messrs. Rallo and Crowley each retired on November 4, 1997.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values(1)




                                                                                                Number of Securities
                                                                                               Underlying Unexercised
                                                                                              Options/SARs at FY-End (#)
                                                                                                    Exercisable/
      Name                                                                                          Unexercisable
     ------                                                                                   --------------------------
Neill Crowley.............................................................................             1,000/0
James Donald..............................................................................           0/100,000
Robert Joyce..............................................................................             2,420/0
Ron Marshall..............................................................................             2,000/0
Ronald Rallo..............................................................................             2,850/0
John Sheehan..............................................................................                 0/0
Marc Strassler............................................................................             1,080/0



----------
(1) Options shown were granted pursuant to the SMG-II 1987 Management Investors Stock Option Plan (except with respect to Mr. Donald) and relate to shares of Class A Common Stock of SMG-II. No options were either granted to or exercised by any of the above named executives in Fiscal 1997.




                                                              Pension Plan Table(1)
                                                              Years of Service
                            -------------------------------------------------------------------------------------
  Final Average Pay                10             15            20             25             30             35
  -----------------                --             --            --             --             --             --
  $  150,000.............    $  20,000       $  30,000      $  40,000     $  50,000      $  60,000      $  60,000
     200,000.............       26,667          40,000         53,333        66,667         80,000         80,000
     225,000.............       30,000          45,000         60,000        75,000         90,000         90,000
     250,000.............       33,333          50,000         66,667        83,333        100,000        100,000
     300,000.............       40,000          60,000         80,000       100,000        120,000        120,000
     350,000.............       46,667          70,000         93,333       116,667        140,000        140,000
     400,000.............       53,333          80,000        106,667       133,333        160,000        160,000
     450,000.............       60,000          90,000        120,000       150,000        180,000        180,000
     500,000.............       66,667         100,000        133,333       166,667        200,000        200,000
     550,000.............       73,333         110,000        146,667       183,333        220,000        220,000
     600,000.............       80,000         120,000        160,000       200,000        240,000        240,000
     650,000.............       86,667         130,000        173,333       216,667        260,000        260,000
     700,000.............       93,333         140,000        186,667       233,333        280,000        280,000
     750,000.............      100,000         150,000        200,000       250,000        300,000        300,000



----------
(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1998 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equaled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1998. As of December 31, 1997, the following individuals had the number of years of credited service indicated after their names: Mr. Donald, 1.2;

     Mr. Crowley, 3.6; Mr. Rallo, 30; Mr. Joyce, 27.7; Mr.
     Marshall, 3.2; Mr. Sheehan, 1.2; and Mr. Strassler, 23.8. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", certain of the named executives is party to a Supplemental Retirement Agreement with Pathmark.

Compensation Plans and Arrangements

    Supplemental Retirement Agreements. Pathmark has entered into supplemental retirement agreements with certain key executives, including certain of the executive officers named in the Summary Compensation Table, which provide that said executive officers will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, Pathmark's qualified pension plans and certain other plans of Pathmark, including Savings Plan balances as of March 31, 1983, (a) in the case of Messrs. Joyce, Strassler and Rallo equal to (i) 30% of his final average Compensation based on ten years of service with Pathmark and increasing 1% per year for each year of service thereafter, to a maximum of 40%, of his final average Compensation based on 20 years of service, or (ii) $150,000 ($100,000 for Mr. Strassler), whichever is less, and (c) in the case of Messrs. Crowley and Marshall, equal to 12.5% of his final average Compensation based on five years of service with the Company and increasing 2.5% per year for each year of service thereafter to a maximum of 35% of his final average Compensation based on 14 years of service. "Compensation" includes base salary and bonus payments under the Executive Incentive Plan, but excludes Pathmark company matching contributions under the Savings Plan. If the executive leaves Pathmark prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with Pathmark.

Employment Agreements:

    Employment Agreement Among Pathmark, SMG-II and James L. Donald. On October 8, 1996 (the "Effective Date"), Pathmark and SMG-II entered into an employment agreement with Mr. James L. Donald (the "Donald Agreement") pursuant to which Mr. Donald was elected Chairman, President and Chief Executive Officer for a term of five years. The Donald Agreement provides Mr. Donald with an initial annual base salary of $600,000 and provides that he shall participate in the Pathmark Executive Incentive Plan, under which Mr. Donald may earn an annual bonus of up to 125% of his annual salary based on performance targets that are set by the Board. For the first full fiscal year during the term of the Donald Agreement, Mr. Donald shall receive a minimum annual bonus of $425,000. Furthermore, under the Donald Agreement, Mr. Donald is guaranteed an annual bonus for each of the second, third and fourth full fiscal years of the term of at least 25% of his base salary. The Donald Agreement provides Mr. Donald with the right to defer up to 50% of his annual bonus and salary, which shall be held in a grantor trust established by Pathmark. During the term of the Donald Agreement, in addition to the base salary, bonus eligibility and other customary annual benefits and perquisites that Pathmark generally provides to its executive officers, Pathmark will provide Mr. Donald with a company car and term life insurance in the amount of $4.5 million during the first year and $3.2 million thereafter. Pathmark also reimbursed Mr. Donald for the legal expenses incurred by him in the negotiation of the Donald Agreement. Mr. Donald also received a one-time signing bonus of $1 million, which is being amortized over the term of the Donald Agreement.

    Furthermore, Mr. Donald received an equity package (the "Equity Strip"), consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock with a stated value of $200 per share and 19,851 restricted shares of SMG-II Class A Common Stock, the terms of which are set forth in the stock award agreement (the "Stock Award Agreement"). The Equity Strip, which as of the Effective Date was valued by the Company at $3.4 million based upon an independent appraisal, will vest in its entirety upon the occurrence of an Employment-Related Event, as defined in the Stock Award Agreement, and will be forfeited in its entirety upon the occurrence of a Termination Event, as defined in the Donald Agreement. The valuation of $3.4 million is being amortized by the Company over the term of the Donald Agreement. The Preferred Stock ranks pari passu with the existing SMG-II convertible preferred stock and will accrue dividends at a rate of 10% per annum. The Preferred Stock will be convertible into Common Stock on a one-for-one basis. As of the Effective Date, the Preferred Stock had accumulated dividends of approximately $122 per share.

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

    Except for purposes of tag-along rights under Article V of the Stockholders Agreement and the piggyback rights under Article VI of the Stockholders Agreement, the Option shall not be exercisable (even though the Option or a portion thereof is vested) unless and until it becomes exercisable in accordance with the following provisions:

    (i) The Exercisable Percentage (as defined below) of each component of the Option will become exercisable if the ML Investors (as defined in the Stockholders Agreement) have a Realization Event (as defined below) in respect of the Common Stock at a per share price in excess of the amounts (the "Target Prices") set forth below :


                   Period of Time               Target Price per        Target Price per
                                                  Share/Option            Share/Option
                                                  Component A              Component B
                   ----------------             ----------------        -----------------
                   Prior to 2/1/00                   $  100                  $  150
                   2/1/00 to 1/31/01                 $  125                  $  250
                   2/1/01 and after                  $  150                  $  350



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

    Pursuant to the Donald Agreement, Pathmark lent Mr. Donald $4.5 million (the "Loan") evidenced by 16 separate promissory notes. Under the terms of each note, if Mr. Donald is in full employment of Pathmark on a quarterly anniversary of the Effective Date, Mr. Donald's obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. In the event his employment ends at any time during the term of the Donald Agreement prior to a Change in Control as a result of a Termination Event, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes bear interest at an effective rate of 6%. The Loan is on a full recourse basis and secured by the Equity Strip, the Option and any shares acquired upon exercise of the Option.

    In the event of Mr. Donald's Involuntary Termination, Pathmark will pay him
(w) the full amount of any accrued but unpaid base salary, plus a cash payment (calculated on the basis of the base salary then in effect) for all unused vacation time which Mr. Donald may have accrued as of the date of Involuntary Termination; (x) the amount of any earned but unpaid Annual Bonus for any Fiscal Year of Pathmark ended on or prior to the date of Involuntary Termination; (y) any unpaid reimbursement for business expenses; and (z) a severance amount equal to four times Mr. Donald's annual rate of salary, based upon the annual rate then in effect immediately prior to the date of termination, payable in monthly installments over 24 months. In addition, in the event of an Involuntary Termination, Mr. Donald and his eligible dependents shall continue to be eligible to participate in the medical, dental, health and life insurance plans applicable to Mr. Donald immediately prior to the Involuntary Termination on the same terms and conditions in effect immediately prior to such Involuntary Termination until the earliest to occur of (i) the end of the 24-month period after the date of termination, the date Mr. Donald becomes eligible to be covered under the benefit plans of a subsequent employer and (iii) the date Mr. Donald breaches any of the protective covenants described below. Furthermore, in the event of an Involuntary Termination, the Equity Strip will automatically and without the need for further action or consent by Pathmark become fully vested in the manner provided by the Stock Award Agreement, and the Option will continue to remain outstanding to the extent provided by the Option Agreement. All notes not previously delivered to Mr. Donald will automatically and without the need for further action or consent by Pathmark be delivered by the escrow agent to Mr. Donald marked "Paid in Full" upon payment by Mr. Donald of any then accrued but unpaid interest on the Loan. During the 30-day period beginning 6 months after a Change in Control, Mr. Donald shall be eligible to resign from Pathmark for no stated reason and receive all the amounts listed in clauses (w), (x), (y) and (z) above. Any such resignation in such 30-day period following a Change in Control shall be treated as an Involuntary Termination for all purposes of this Agreement.

    In the event Mr. Donald's employment ends at any time during the term as a result of a Termination Event, Pathmark shall pay him only the amounts decried in clauses (w), (x) and (y) above, and Mr. Donald will immediately forfeit the Equity Strip and the Option. In addition, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest if Mr. Donald's employment ends prior to a Change in Control as a result of a Termination Event.

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

    "Third Party Sale" means a sale of Common Stock subject to Section 5.6 of the Stockholders Agreement.

Other Executive Agreements

    As of April 1, 1997, Pathmark entered into an employment agreement with Mr. Sheehan. As of September 9, 1994, Pathmark entered into an employment agreement with Mr. Marshall. As of June 1, 1995, Pathmark entered into an employment agreement with Mr. Strassler and Mr. Joyce, respectively. The four above mentioned employment agreements are hereinafter referred to collectively as the "Employment Agreements". Each of the Employment Agreements is for an initial term of two years. The term of each Employment Agreement is automatically extended for an additional year on (a) April 1, 1999 for Mr. Sheehan and on each successive April 1st thereafter; (b) February 1, 1999 for Mr. Marshall and on each successive February 1st thereafter, and (c) June 1, 1998 for Mr. Strassler and Mr. Joyce and on each successive June 1st thereafter. Under the terms of his respective Employment Agreement, each executive is entitled to a minimum annual base salary of (a) $205,000 for Mr. Sheehan; (b) $309,000 for Mr. Marshall, (c) $164,800 for
Mr. Strassler, and (d) $231,750 for Mr. Joyce, which salary is subject to upward adjustment by Pathmark. The Employment Agreements also provide that each executive shall be entitled to receive an annual bonus of up to 66% of his annual base salary with respect to Messrs. Sheehan and Marshall, up to 55% and 50% of his annual base salary with respect to Messrs. Joyce and Strassler, respectively, and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

    In the event one of the four above named executives' employment is terminated by Pathmark without Cause (as defined in the Employment Agreements), or by the executive for Good Reason (as defined in the Employment Agreements) prior to the termination of the applicable Employment Agreement, such executive will be entitled to continue to receive his base salary and continued coverage under health and insurance plans for the period commencing on the date of such termination or resignation through the date of applicable Employment Agreement would have expired had it not been automatically renewed but for said termination or resignation, reduced by any compensation or benefits which the executive is entitled to receive in connection with his employment by another employer during said period.

    The Employment Agreements contain agreements by the executives not to compete with Pathmark as long as they are receiving payments under an employment agreement and an agreement by the executives not to disclose confidential information.

    On November 4, 1997 (the "Retirement Date"), Messrs. Crowley and Rallo each retired as executive officers of the Company. Pursuant to the Rallo Agreement, Mr. Rallo will be entitled to receive his base salary at the annual rate of $252,350 per year during the period commencing November 5, 1997 and ending May 31, 1999, or the date of his death, if earlier (the "Rallo Benefit Period"). Additionally, Mr. Rallo will be entitled to receive continued health coverage through the Rallo Benefit Period under Pathmark's health and insurance plans applicable to him immediately prior to the Retirement Date. Each of the above described payments and benefits shall be reduced by any compensation and benefits earned by Mr. Rallo for any calendar year during the Rallo Benefit Period. Additionally, pursuant to the terms of the Rallo Agreement, Pathmark made a cash lump sum payment to Mr. Rallo of $138,792 on December 15, 1997. Pursuant to the Crowley Agreement, Mr. Crowley will be entitled to receive his base salary at the annual rate of $288,399 per year during the period commencing November 5, 1997 and ending July 31, 1999, or the date of his death, if earlier (the "Crowley Benefit Period"). Additionally, Mr. Crowley will be entitled to receive continued health coverage through the Crowley Benefit Period under the Company's health and insurance plans applicable to him immediately prior to the Retirement Date. Each of the above described payments and benefits shall be reduced by any compensation and benefits earned by Mr. Crowley for any calendar year during the Crowley Benefit Period. Additionally, pursuant to the terms of the Crowley Agreement, Pathmark made a cash lump sum payment to Mr. Crowley of $192,074 on April 15, 1998.

Compensation Committee Interlocks and Insider Participation

    Messrs. Burke, Boyle and McLean comprise the compensation committee of the Board of Directors of SMG-II and are responsible for decisions concerning compensation of the executive officers of Pathmark. Messrs. Burke and McLean are directors of MLCP and have been retained by MLCP as consultants. MLCP is an indirect wholly-owned subsidiary of ML&Co. See "Security Ownership of Certain Beneficial Ownership and Management."

Compensation of Directors

    Each director who is not employed by Holdings or one of its subsidiaries, SPI, MLCP or the Equitable Investors or its affiliates receives an aggregate annual retainer of $20,000 per year, plus travel expenses, for service as a director on the Board of Directors of SMG-II and its subsidiaries, including the Company.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

    Since February 4, 1991, all shares of the Holdings Common Stock are held by SMG-II. As of April 15, 1998, the number of shares of Holdings Preferred Stock and SMG-II (i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, (iv) Series B Preferred Stock and (v) Series C Preferred Stock, beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:




                                                                                              Number          % of
                   Name                                                                     of Shares        Class
                   ----                                                                     ---------        -----
SMG-II Class A Common Stock
    Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2)...................      488,704.8         66.6
    ML Offshore LBO Partnership No. IX(2)............................................       12,424.7          1.7
      Barfield House
      St. Julians Avenue
      St. Peter Port
      Guernsey
      Channel Islands
    ML Employees LBO Partnership No. I, L.P.(2)......................................       12,148.6          1.6
    ML IBK Positions, Inc.(3)........................................................       21,258.9          2.9
    Merchant Banking L.P. No. 1(3)...................................................        8,119            1.1
    Merrill Lynch KECALP L.P. 1987(3)................................................        7,344            1.0
    Chemical Investments, Inc.(4)....................................................       30,000            4.1
      270 Park Avenue
      New York, NY 10017
    Management and other employees (including former employees of Pathmark)..........      153,894   (1)     21.0
      200 Milik Street
      Carteret, NJ 07008
SMG-II Class B Common Stock
    The Equitable Life Assurance Society of the United States(5).....................      150,000           46.9
      c/o Albion Alliance LLC
      1345 Avenue of the Americas, 39th Floor
      New York, NY 10005
    Equitable Deal Flow Fund, L.P.(5)................................................      150,000           46.9
      c/o Albion Alliance LLC
      1345 Avenue of the Americas, 39th Floor
      New York, NY 10005
    Chemical Investments, Inc.(4)....................................................       20,000            6.2





                                                                                              Number          % of
                   Name                                                                     of Shares        Class
                   ----                                                                     ---------        -----
SMG-II Series A Preferred Stock(6)...................................................
    Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2)..................      133,043           56.2
    ML Offshore LBO Partnership No. B-X(2)...........................................       40,950           17.3
    MLCP Associates, L.P. No. II(2)..................................................        1,740             .7
    ML IBK Positions, Inc.(3)........................................................       46,344.5         19.6
    Merchant Banking L.P. No. IV(3)..................................................        3,779            1.6
    Merrill Lynch KECALP L.P. 1989(3)................................................        7,000            3.0
    Merrill Lynch KECALP L.P. 1991(3)................................................        3,874.5          1.6
SMG-II Series B Preferred Stock(6)
    Chemical Investments, Inc.(4)....................................................       12,500            7.0
    The Equitable Life Assurance Society of the United States(5).....................       84,134           46.5
    Equitable Deal Flow Fund, L.P.(5)................................................       84,135           46.5
SMG-II Series C Preferred Stock(6)...................................................        8,520          100.0
    James Donald
      200 Milik Street
      Carteret, NJ 07008



---------

 1) Includes presently exercisable options granted under the Plan for 61,418 shares of SMG-II Class A Common Stock held by Management Investors.
2) MLCP and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-x, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such entities and those disclosed in footnote (3) below, are referred to herein as the ML Investors. The address of such entities is c/o Merrill Lynch Capital Partners, Inc., in care of Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153. MLCP is an indirect wholly owned subsidiary of ML&Co. The partners and principals of SPI (including Messrs. Burke, McLean and Mylod) are consultants to MLCP. Mr. Bowman is Chief Executive Officer of MLCP.
3) Merchant Banking L.P. No. 1, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merrill Lynch KECALP L.P. 1991 and ML IBK Positions, Inc. are indirectly controlled by ML&Co. The address of such entities is c/o James Caruso, Merrill Lynch & Co., Inc., World Financial Center, South Tower, New York, New York, 10080-6123.
4)  Chemical Investments, Inc. is an affiliate of Chase Manhattan Corp.
5) The Equitable Investors are separate purchasers who are affiliates of each other.
6) SMG-II Preferred stock may be converted into an equivalent number of shares of common stock of SMG-II in accordance with its terms.

    No officer or director claims beneficial ownership of any share of Holdings Common Stock, or of SMG-II stock other than SMG-II Class A Common Stock, except Mr. Donald who claims beneficial ownership of 8,520 (100%) shares of SMG-II Series C Preferred Stock. As of April 15, 1998, the number of shares of SMG-II Class A Common Stock and Holdings Preferred Stock beneficially owned by each director, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group is as follows:



                                             SMG-II Class A
                                              Common Stock                         Holdings Preferred
             Name                           Number of Shares     % of Class         Number of Shares        % of Class
             ----                           ----------------     ----------         ----------------        ----------
Mathias Bowman(1)......................              --               --                --                      --
John W. Boyle(2).......................           3,000                *                --                      --
James J. Burke, Jr.(1).................              --               --                --                      --
James Donald...........................          19,851              2.7                --                      --
Robert Miller..........................              --               --                --                      --
Neill Crowley(2).......................           1,000                *                --                      --
U. Peter C. Gummeson...................              --               --                --                      --
Robert J. Mylod, Jr....................              --               --                --                      --
Stephen M. McLean(1)...................              --               --                --                      --
Ron Marshall(2)........................           2,000                *                --                      --
Ronald Rallo(2)........................           3,250                *               966                       *
Jerry G. Rubenstein(2).................           2,500                *                --                      --
Robert Joyce(2)........................           3,200                *                --                      --
Marc Strassler(2)........................         1,430                *
John Sheehan.............................
James B. Upchurch......................              --               --                --                      --
Steven L. Volla........................              --               --                --                      --
Directors and named executive officers
 as a group(1)(2).......................         36,151              4.9               966                       *



----------
*    Less than 1%

(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Messrs. Burke, McLean and Bowman, directors of MLCP, disclaim beneficial ownership in all such shares.

(2) Includes presently exercisable options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows: Mr. Crowley, 1,000; Mr. Marshall, 2,000; Mr. Joyce, 2,420; Mr. Rallo, 2,850; Mr. Rubenstein, 1,000; Mr. Strassler, 1,080 and Mr. Boyle, 3,000 and all directors and executive officers as a group, 42,311.

ITEM 13.  Certain Relationships and Related Transactions

    The holders of SMG-II Preferred Stock are a party with the holders of SMG-II Common Stock to the Stockholders Agreement, which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and Holdings. Among other provisions, the Stockholders Agreement requires a vote of at least 80% of the members of the Board of Directors to cause the Company to conduct any business other than that engaged in by the Company in February of 1991 and the approval of stockholders representing 66 2/3% of the number of shares of SMG-II voting capital stock voting together as a single class for SMG-II to enter into any Significant Transaction (as defined), including certain mergers, sales of assets, acquisitions, sales or redemptions of stock, the amendment of the certificate of incorporation or by-laws or the liquidation of SMG-II. The Stockholders Agreement also provides that SMG-II must obtain the prior written consent of the Equitable Investors with respect to certain of these transactions and that the Equitable Investors have certain preemptive rights with respect to the sale of capital stock of SMG-II or the Company.

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

    In October 1996, pursuant to the Donald Agreement, James L. Donald, an Officer and Director, was provided by Pathmark with a four-year loan of $4.5 million. The foregoing indebtedness to Pathmark is evidenced by 16 full recourse promissory notes for $281,250 each bearing interest at the short-term or intermediate-term federal rate in effect as of the date of each note (effective rate of 6%) and secured by the Equity Strip and the Option. Under the Donald Agreement, one promissory note will be forgiven at the end of each quarter of a year during which Mr. Donald remains employed by Pathmark. In the event that Mr. Donald resigns his employment without Good Reason or is terminated for Cause or in the event of his death, the outstanding portion of the loan will become immediately due and payable. As of April 1, 1998, Mr. Donald remained indebted to Pathmark in the amount of $3,093,750

    In March 1990, Jerry G. Rubenstein, a Director, borrowed from Holdings $100,000 in order to help finance his purchase of Holdings' Class A Common Stock. Subsequently, such shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to Holdings is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of Holdings' Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1998, Mr. Rubenstein remained indebted to Holdings in the amount of $100,000.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
     (a) Documents filed as part of this Report.

         1. Financial Statement Schedules: None required
         2. Exhibits:

            Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 69 through 71 of this Report.

     (b) Reports on Form 8-K.
         None

     (c) Exhibits required by Item 601 of Regulation S-K.

        See item 14(a) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 1998                        SUPERMARKETS GENERAL HOLDINGS
                                               CORPORATION

                                             By: /s/ RON MARSHALL
                                                ------------------
                                                 Ron Marshall
                                                 Executive Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                       Title                             Date
     ---------                       -----                             ----
/s/ JAMES DONALD          Director, Chairman, President and      April 28, 1998
----------------          Chief Executive Officer
  (James Donald)          (Principal Executive Officer)

/s/ RON MARSHALL          Executive Vice President and Chief     April 28, 1998
-----------------         Financial Officer
  (Ron Marshall)          (Principal Executive Officer)

/s/ JOSEPH ADELHARDT      Senior Vice President and Controller   April 28, 1998
--------------------      (Principal Accounting Officer)
(Joseph Adelhardt)

/s/  MATTHIAS BOWMAN       Director*                             April 28, 1998
--------------------
 (Matthias Bowman)

/s/  JOHN W. BOYLE         Director*                            April 28, 1998
--------------------
 (John W. Boyle)

/s/ JAMES J. BURKE, JR.    Director*                            April 28, 1998
--------------------
(James J. Burke, Jr.)

/s/ STEPHEN M. McLEAN      Director*                            April 28, 1998
--------------------
(Stephen M. McLean)

/s/ ROBERT G. MILLER       Director*                            April 28, 1998
--------------------
(Robert G. Miller)

/s/ ROBERT MYLOD, JR.      Director*                            April 28, 1998
--------------------
(Robert Mylod, Jr.)

/s/ U. PETER C. GUMMESON   Director*                            April 28, 1998
---------------------
(U. Peter C. Gummeson)

/s/ JERRY G. RUBENSTEIN    Director*                            April 28, 1998
----------------------
(Jerry G. Rubenstein)

/s/ JAMES B. UPCHURCH      Director*                            April 28, 1998
----------------------
(James B. Upchurch)

/s/ STEVEN L. VOLLA        Director*                            April 28, 1998
-----------------------
(Steven L. Volla)

*By:/s/ MARC A. STRASSLER
-------------------------
    Marc A. Strassler
    Attorney-in-Fact


                                  EXHIBIT INDEX



  Exhibit                                                                                                     Page
    No.                                            Exhibit                                                     No.
  --------                                        --------                                                   ------
    2.1     --Distribution and Transfer Agreement among Pathmark, PTK and Plainbridge...................
    2.2     --Distribution and Transfer Agreement dated as of May 3, 1993 among Pathmark, Holdings and
              Chefmark (incorporated by reference from Exhibit 2.2 to the Registration Statement on
              Form S-1 of Pathmark and Holdings, File No. 33-59616).....................................
    2.3     --Agreement and Plan of Merger dated as of April 22, 1987 by and among Old Supermarkets, SMG
              Acquisition Corporation and Holdings, as amended and restated (incorporated by reference from Exhibit 2 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)..
    3.1     --Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1 of Pathmark, File
              No. 33-59612, the "October 1993 Registration Statement")..................................
    3.2     --Certificate of Designation of the $3.52 Cumulative Exchangeable Redeemable Preferred Stock
              of Registrant (incorporated by reference to the October 1993 Registration Statement)......
    3.3     --By-Laws of the Registrant (incorporated by reference from Exhibit 3.3 to the October 1993
              Registration Statement....................................................................
    4.1     --Indenture between Pathmark and United States Trust Company of New York, Trustee, relating to the Senior Subordinated Notes due 2003 of Pathmark (incorporated by reference from the
              Annual Report on Form 10-K of Pathmark for the year ended January 2, 1994 (the "1994
              10-K")....................................................................................
    4.1A     --Senior Subordinated Note due 2003 of Pathmark (contained in the Indenture filed as Exhibit
               4.1) (incorporated by reference from the 1994 10-K).......................................
    4.2     --Indenture between Pathmark and NationsBank of Georgia, National Association, Trustee,
              relating to the Junior Subordinated  Deferred Coupon Notes due 2003 of Pathmark
              (incorporated by reference from the 1994 contained in the Indenture filed as Exhibit 4.2)
              (incorporated by reference from the 1994 10-K)............................................
    4.2B    --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 11 5/8%
              Subordinated Notes due 2002 of Pathmark (incorporated by reference from the 1994 10-K)....
    4.3     --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 12 5/8%
              Subordinated Debentures due 2002 of Pathmark (incorporated by reference from the 1994
              10-K).....................................................................................
    4.4     --Credit Agreement dated as of June 30, 1997 ("the Credit Agreement") among Pathmark, the
              Lenders listed therein, and Chase Manhattan Bank as Agent (incorporated by reference from
              Pathmark's Form 10-Q for the period ended  August 2, 1997)...............................
   10.1     --Services Agreement dated as of May 3, 1993 between Pathmark and Chefmark (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 of the Registrant
              and Holdings, File No. 33-59616)..........................................................
   10.2     --Chefmark Supply Agreement, dated May 3, 1993, between Pathmark and Chefmark (incorporated by reference from Exhibit 10.5 to the Registrant Statement on Form S-1 of the Registrant,
              and Holdings, File No. 33-59616)..........................................................




  Exhibit                                                                                                     Page
    No.                                            Exhibit                                                     No.
  --------                                        --------                                                   ------
   10.3     --Tax Sharing Agreement between Pathmark and SMG-II (incorporated by reference from the 1994
              10-K).....................................................................................
   10.4     --Tax Indemnity Agreement between Pathmark and Plainbridge (incorporated by reference from the
              1994 10-K)................................................................................
   10.5     --Supermarkets General Corporation Pension Plan (as Amended and Restated effective January 1,
              1979) as amended through May 29, 1987 (incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)....................
   10.6     --Supermarkets General Corporation Savings Plan (as Amended and Registration Statement on Form
              S-1 of Holdings, File No. 33-16963).......................................................
   10.7     --Supermarkets General Corporation Management Incentive Plan effective June 17, 1971
              (incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963............................................................
   10.8     --Supplemental Retirement Agreements dated as of March 9, 1987 between Old Supermarkets and
              Jack Futterman, (incorporated by reference from Exhibit 10.25 to the Registration
              Statement on Form S-1 of Holdings, File No. 33-16963).....................................
   10.9     --Excess Benefit Plan of Supermarkets General Corporation, effective as of March 9,
              1987 (incorporated by reference from Exhibit 10.12 to the October 1993 Registration
              Statement)................................................................................
   10.10    --Recourse Secured Promissory Note, dated October 5, 1987, given to Holdings from each
              Management Investor listed therein (incorporated by reference from Exhibit 10.43 to
              Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Holdings,
              File No. 33-16963)........................................................................
   10.11    --Stock Pledge Agreement dated October 5, 1987, between Holdings and each Management Investor listed therein (incorporated by reference from Exhibit 10.44 to Post-Effective Amendment
              No. 1 to the Registration Statement on Form S-1 of Holdings, File No. 33-16963)...........
   10.12    --SMG-II Holdings  Corporation  Management Investors Stock Option Plan, as amended and restated
              May 17, 1991 (the "Option Plan") (incorporated by reference from Exhibit 10.15 to the
              October 1993 Registration Statement)......................................................
   10.13    --Form of Stock Option Agreement under the Option Plan (incorporated by reference from Exhibit
              10.16 to the October 1993 Registration Statement).........................................
   10.14    --SMG-II Holdings Corporation Employees 1987 Stock Option Plan, as amended and restated May
              17, 1991 (incorporated by reference from Exhibit 10.17 to the October 1993 Registration
              Statement)................................................................................
   10.15    --Management Investors Exchange Agreement dated as of February 4, 1991 among SMG-II Holdings
              Corporation, Holdings and each of the Management Investors party thereto (incorporated by reference from Exhibit 10.53 to the Registration Statement on Form S-1 of Holdings, No.
              33-16963).................................................................................
   10.16    --Employment Agreement dated as of June 1, 1995 among Pathmark, Robert Joyce and SMG-II
              (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K of
              Pathmark for the year ended January 31, 1998 (the "1997 10-K")............................




  Exhibit                                                                                                     Page
    No.                                            Exhibit                                                     No.
  --------                                        --------                                                   ------
   10.17    --Employment Agreement dated as of June 1, 1995 among Pathmark, Marc Strassler and SMG-II
              (incorporated by reference from Exhibit 10.20 to the 1997 10-K)...........................
   10.18    --Supplemental Retirement Agreement dated June 1, 1994, between Pathmark and Neill Crowley
              (incorporated by reference from Exhibit 10.21 to Pathmark's Annual Report on Form 10-K for the year ended February 3, 1996)......................................................
   10.19    --Supplemental Retirement Agreement dated October 3, 1994 between Pathmark and Ron Marshall
              (incorporated by reference from Exhibit 10.22 to Pathmark's Annual Report on Form 10-K for the year ended February 3, 1996)......................................................
   10.20    --Employment  Agreement dated April 1, 1997 among Pathmark,  John Sheehan and SMG-II
              (incorporated by reference to Exhibit 10.23 to the 1997 10-K).............................
   10.21    --Resignation Agreement dated as of November 4, 1997 among Pathmark, Neill Crowley and SMG-II
              (incorporated by reference to Exhibit 10.24 to the 1997 10-K).............................
   10.22    --Employment Agreement dated as of September 9, 1994 between Pathmark and Ron Marshall
              (incorporated by reference from Pathmark's Annual Report on Form 10-K for the year ended
              February 3, 1996).........................................................................
   10.23    --Resignation Agreement dated as of November 4, 1997 among Pathmark, Ron Rallo and SMG-II
              (incorporated by reference to Exhibit 10.26 to the 1997 10-K).............................
   10.24    --Employment Agreement dated as of October 8, 1996 among Pathmark, SMG-II and James Donald
              (incorporated by reference from Pathmark's Annual Report on Form 10-K for the year ended
              February 1, 1997).........................................................................
   10.25    --First Amended and Restated Supply Agreement among Pathmark, Plainbridge and C&S Wholesale
              Grocers, Inc. dated as of January 29, 1998 (incorporated by reference from Exhibit 10.3 to the 1997 10-K).........................................................................
   12.1*    --Statements Regarding Computation of Ratio of Earnings to Fixed Charges....................
   22.1*    --List of Subsidiaries of the Registrant....................................................
   24.1*    --Power of Attorney of Robert J. Mylod, Jr..................................................



------------
*  Filed herewith.