Form 10-Q
period 1998-05-02
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1998-06-16
CIK 821139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

        For the Quarter Ended                       Commission File Number
             May 2, 1998                                   0-16404

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                  13-3408704
(State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

          200 Milik Street                               07008
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

                     Yes    X               No
                         ------                --------

    As of May 2, 1998, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (in thousands)




                                                      13 Weeks Ended
                                               ----------------------------
                                                   May 2,         May 3,
                                                   1998           1997
                                                ----------    ----------
Sales ......................................    $ 916,015     $ 922,398

Cost of sales (exclusive of depreciation and
 amortization shown separately below) ......      651,984       662,918
                                                ---------     ---------

Gross profit ...............................      264,031       259,480

Selling, general and administrative expenses      211,073       212,348

Depreciation and amortization ..............       19,686        20,216
                                                ---------     ---------

Operating earnings .........................       33,272        26,916

Interest expense ...........................      (41,569)      (41,885)
                                                ---------     ---------

Loss before income tax (provision) benefit .       (8,297)      (14,969)

Income tax (provision) benefit .............          (30)        5,866
                                                ---------     ---------

Net loss ...................................       (8,327)       (9,103)

Less: non-cash preferred stock accretion and
 dividend requirements .....................       (4,768)       (4,750)
                                                ---------     ---------

Net loss attributable to common stockholder     $ (13,095)    $ (13,853)
                                                ---------     ---------
                                                ---------     ---------



          See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)


                                                        May 2,        January 31,
                                                        1998             1998
                                                     -----------     ------------
ASSETS
Current Assets
 Cash and cash equivalents ......................    $    10,236     $    62,914
 Accounts receivable, net .......................         13,056          11,519
 Merchandise inventories ........................        156,436         148,983
 Deferred income taxes, net .....................          8,354           8,492
 Prepaid expenses ...............................         22,396          21,455
 Due from suppliers .............................         41,227          13,027
 Other current assets ...........................         15,072          11,480
                                                     -----------     -----------
  Total Current Assets ..........................        266,777         277,870
Property and Equipment, Net .....................        522,163         530,716
Deferred Financing Costs, Net ...................         17,537          18,547
Deferred Income Taxes, Net ......................         47,053          46,279
Other Assets ....................................         33,691          34,342
                                                     -----------     -----------
                                                     $   887,221     $   907,754
                                                     -----------     -----------
                                                     -----------     -----------
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
 Accounts payable and book overdrafts ...........    $    98,094     $   155,702
 Current maturities of long-term debt ...........         39,538          43,478
 Income taxes payable ...........................          1,353             372
 Accrued payroll and payroll taxes ..............         46,424          49,599
 Current portion of lease obligations ...........         24,486          24,417
 Accrued interest payable .......................         18,942          18,300
 Accrued expense and other current liabilities ..         91,111          93,336
                                                     -----------     -----------
  Total Current Liabilities .....................        319,948         385,204
                                                     -----------     -----------
Long-Term Debt ..................................      1,259,061       1,208,327
                                                     -----------     -----------
Lease Obligations, Long-Term ....................        174,611         170,471
                                                     -----------     -----------
Other Noncurrent Liabilities ....................        373,177         370,697
                                                     -----------     -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.01 par value ...        107,647         107,183
                                                     -----------     -----------
  Authorized: 9,000,000 shares
  Issued and outstanding: 4,890,671
  Liquidation preference, $25 per share: $122,267
Commitments and Contingencies (Note 4)
Stockholder's Deficiency
 Class A Common Stock, $.01 par value ...........              7               7
  Authorized: 1,075,000 shares
  Issued and outstanding: 650,675
 Class B Common Stock, $.01 par value ...........              3               3
  Authorized: 1,000,000 shares
  Issued and outstanding: 320,000
Paid-in Capital .................................        197,057         197,521
Accumulated Deficit .............................     (1,544,290)     (1,531,659)
                                                     -----------     -----------
 Total Stockholder's Deficiency .................     (1,347,223)     (1,334,128)
                                                     -----------     -----------
                                                     $   887,221     $   907,754
                                                     -----------     -----------
                                                     -----------     -----------



          See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (Unaudited)
                                 (in thousands)


                                                      Class A    Class B                                     Total
                                                       Common    Common      Paid-in     Accumulated      Stockholder's
                                                       Stock      Stock      Capital       Deficit         Deficiency
                                                       -----       ---      --------     ------------     ------------
Balance, January 31, 1998..........................     $  7       $ 3      $  197,521   $  (1,531,659)   $  (1,334,128)
Net loss...........................................       --        --              --          (8,327)          (8,327)
Accrued dividends on preferred stock
      ($.88 per share).............................       --        --              --          (4,304)          (4,304)
Accretion on preferred stock.......................       --        --            (464)             --             (464)
                                                        -----       ---     ----------   --------------    -------------

Balance, May 2, 1998...............................     $  7       $ 3      $  197,057    $  (1,544,290)    $  (1,347,223)
                                                        -----       ---     ----------   --------------    --------------
                                                        -----       ---     ----------   --------------    --------------

Balance, February 1, 1997..........................     $  7       $ 3      $  199,332    $  (1,457,497)    $  (1,258,155)
Net loss...........................................       --        --              --           (9,103)           (9,103)
Accrued dividends on preferred stock
 ($.88 per share)..................................       --        --              --           (4,304)           (4,304)
Accretion on preferred stock.......................       --        --            (446)              --              (446)
                                                        -----       ---     ----------   --------------    -------------
Balance, May 3, 1997...............................     $  7       $ 3      $  198,886    $  (1,470,904)    $  (1,272,008)
                                                        -----       ---     ----------   --------------    -------------
                                                        -----       ---     ----------   --------------    -------------





          See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (in thousands)


                                                                             13 Weeks Ended
                                                                       -------------------------
                                                                           May 2,       May 3,
                                                                           1998          1997
                                                                        ----------    ---------
Operating Activities
Net loss ............................................................    $ (8,327)    $ (9,103)
 Adjustments to reconcile net loss to net cash provided by (used for)
  operating activities:
 Depreciation and amortization ......................................      20,590       21,172
 Deferred income tax benefit ........................................        (636)      (5,388)
 Interest accruable but not payable .................................       4,937        4,448
 Amortization of original issue discount ............................         894          814
 Amortization of debt issuance costs ................................       1,031        1,901
 Loss on disposal of property and equipment .........................         533           33
 Cash provided by (used for) operating assets and liabilities:
  Accounts receivable, net ..........................................      (1,537)         (61)
  Merchandise inventories ...........................................      (7,453)       1,275
  Income taxes ......................................................         981       (1,692)
  Other current assets ..............................................     (33,302)         565
  Other assets ......................................................       2,820       (1,809)
  Accounts payable ..................................................     (33,853)       5,549
  Accrued interest payable ..........................................         674       (1,798)
  Accrued expenses and other current liabilities ....................      (5,400)      (2,678)
  Other noncurrent liabilities ......................................      (6,144)      (8,078)
                                                                         --------     --------
   Cash provided by (used for) operating activities .................     (64,192)       5,150
                                                                         --------     --------
Investing Activities
 Property and equipment expenditures ................................      (9,076)      (5,037)
 Proceeds from disposition of property and equipment ................       8,926        1,243
                                                                         --------     --------
   Cash used for investing activities ...............................        (150)      (3,794)
                                                                         --------     --------
Financing Activities
 Increase in Pathmark working capital facilities borrowings .........      45,200       33,000
 Repayment of Pathmark term loans ...................................      (1,891)     (12,627)
 Decrease in book overdrafts ........................................     (23,755)     (11,799)
 Increase in other borrowings .......................................       2,000          214
 Repayment of other long-term borrowings ............................      (4,346)        (642)
 Reduction in lease obligations .....................................      (5,523)      (5,186)
 Deferred financing fees ............................................         (21)        (268)
                                                                         --------     --------
   Cash provided by financing activities ............................      11,664        2,692
                                                                         --------     --------
Increase (decrease) in cash and cash equivalents ....................     (52,678)       4,048
Cash and cash equivalents at beginning of period ....................      62,914       10,967
                                                                         --------     --------
Cash and cash equivalents at end of period ..........................    $ 10,236     $ 15,015
                                                                         --------     --------
                                                                         --------     --------
Supplemental Disclosures of Cash Flow Information
 Interest paid ......................................................    $ 33,987     $ 36,370
                                                                         --------     --------
                                                                         --------     --------
 Income taxes paid ..................................................    $     83     $  1,671
                                                                         --------     --------
                                                                         --------     --------
Noncash Investing and Financing Activities
 Capital lease obligations ..........................................    $ 10,425     $  6,807
                                                                         --------     --------
                                                                         --------     --------


          See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1--Organization and Basis of Presentation

    Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 135 supermarkets as of May 2, 1998, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

    The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 31, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended January 31, 1998.

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first quarter of Fiscal 1998; therefore, no income tax benefit has been recognized.

Note 2--Long-Term Debt

    Long-term debt is comprised of the following (dollars in thousands):


                                                                       May 2,    January 31,
                                                                       1998         1998
                                                                  ------------  -----------
Pathmark term loan ("Term Loan") .............................    $  261,359    $  263,250
Pathmark working capital facility ("Working Capital Facility")        45,200          --
9.625% Pathmark Senior Subordinated Notes due 2003
 ("Pathmark Senior Subordinated Notes") ......................       438,223       438,134
11.625% Pathmark Subordinated Notes due 2002
 ("Pathmark Subordinated Notes") .............................       199,017       199,017
11.625% Holdings Subordinated Notes due 2002
 ("Holdings Subordinated Notes") .............................           983           983
12.625% Pathmark Subordinated Debentures due 2002
 ("Pathmark Subordinated Debentures") ........................        95,750        95,750
10.75% Pathmark Deferred Coupon Notes due 2003
 ("Pathmark Deferred Coupon Notes") ..........................       192,005       187,068
10.25% PTK Exchangeable Guaranteed Debentures due 2003
 ("PTK Exchangeable Guaranteed Debentures") ..................        31,234        30,429
Industrial revenue bonds .....................................         8,362         6,375
Other debt (primarily mortgages) .............................        26,466        30,799
                                                                  ----------    ----------
Total debt ...................................................     1,298,599     1,251,805
Less: current maturities .....................................        39,538        43,478
                                                                  ----------    ----------
Long-term portion ............................................    $1,259,061    $1,208,327
                                                                  ----------    ----------
                                                                  ----------    ----------


                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)


Note 3--Interest Expense

    Interest expense is comprised of the following (dollars in thousands):


                                               13 Weeks Ended
                                           ----------------------
                                              May 2,      May 3,
                                              1998        1997
                                            -------    --------
Pathmark term loans ....................    $ 5,304    $ 5,130
Pathmark working capital facilities ....        540      1,767
Pathmark Senior Subordinated Notes
 Amortization of original issue discount         89         88
 Currently payable .....................     10,588     10,588
Pathmark Subordinated Notes ............      5,813      5,813
Pathmark Subordinated Debentures .......      3,022      3,022
Pathmark Deferred Coupon Notes
 Accrued but not payable ...............      4,937      4,448
PTK Exchangeable Guaranteed Debentures
 Amortization of original issue discount        805        726
Amortization of debt issuance costs ....      1,031      1,901
Obligations under capital leases .......      5,497      5,491
Other, net .............................      3,943      2,911
                                            -------    -------
Interest expense .......................    $41,569    $41,885
                                            -------    -------
                                            -------    -------



    The majority of the cash interest payments are scheduled in the second and fourth quarters. However, the May 1 semi-annual interest payment of $21.2 million on the Pathmark Senior Subordinated Notes was paid in the first quarters of Fiscal 1998 and Fiscal 1997 due to the timing of the quarter end dates.

Note 4--Contingencies

    Rickel:

    In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into nine leases for certain of the Company's owned real estate properties with Rickel Home Centers, Inc. ("Rickel"), as tenant. In addition, the Company assigned to Rickel 26 third party leases.

    In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the filing, of the 35 locations leased to Rickel, Rickel entered into an agreement in 1998 to assign the leases of 16 locations to Staples, Inc., nine leases have either been terminated or assigned to third parties, and ten rejected leases are being actively marketed by the Company to other prospective tenants.

    Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability which may occur, including the future rent and real estate taxes, net of expected sublease recoveries.

    Other:

    The Company is also a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations or business of the Company.

Note 5--Subsequent Event

    On May 12, 1998, the Company's wholly owned subsidiary PTK Holdings, Inc. repaid in full the PTK Exchangeable Guaranteed Debentures, totalling $31.2 million.

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

Results of Operations

    Sales:

    Sales in the first quarter of Fiscal 1998 were $916.0 million compared to $922.4 million in the prior year, a decrease of 0.7%. However, same store sales increased 1.7% for the quarter. Sales in the first quarter of Fiscal 1998 compared to the prior year were impacted by sold and closed stores, partially offset by new store openings and same store sales increases. The Company operated 135 and 144 supermarkets at the end of the first quarters of Fiscal 1998 and Fiscal 1997, respectively.

    Gross Profit:

    Gross profit in the first quarter of Fiscal 1998 was $264.0 million or 28.8% of sales compared with $259.5 million or 28.1% of sales in the prior year. The increase in gross profit in both dollars and as a percentage of sales for the first quarter of Fiscal 1998 compared to the prior year was primarily due to improvements in the perishables mix and the savings realized from the Company's outsourcing at the end of Fiscal 1997 of certain of its distribution center operations to C&S Wholesale Grocers, Inc. ("C&S"). The cost of goods sold amounts were affected by a pretax LIFO charge of $0.4 million in each of the first quarters of Fiscal 1998 and Fiscal 1997, respectively.

    Selling, General and Administrative Expenses ("SG&A"):

    SG&A in the first quarter of Fiscal 1998 decreased $1.3 million or 0.6% compared to the prior year. The decrease in SG&A in the first quarter of Fiscal 1998 compared to the prior year was primarily due to sold and closed stores. As a percentage of sales, SG&A were 23.0% in the first quarter of Fiscal 1998 and Fiscal 1997, respectively.

    Depreciation and Amortization:

    Depreciation and amortization of $19.7 million in the first quarter of Fiscal 1998 was $0.5 million lower than the prior year of $20.2 million. The decrease in depreciation and amortization expense in the first quarter of Fiscal 1998 compared to the prior year was primarily due to the sale of certain of the Company's distribution center facilities at the end of Fiscal 1997 as part of its transaction with C&S, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.8 million in each of the first quarters of Fiscal 1998 and Fiscal 1997, respectively.

    Operating Earnings:

    Operating earnings in the first quarter of Fiscal 1998 were $33.3 million compared with the prior year of $26.9 million. The increase in operating earnings in the first quarter of Fiscal 1998 compared to the prior year was due to higher gross profit and lower SG&A.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


    Interest Expense:

    Interest expense was $41.6 million in the first quarter of Fiscal 1998 compared to $41.9 million in the prior year. The decrease in interest expense in the first quarter of Fiscal 1998 compared to the prior year was primarily due to lower levels of borrowings under the working capital facilities and lower amortization of debt issuance costs, partially offset by the debt accretion on the Deferred Coupon Notes.

    Income Taxes:

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first quarter of Fiscal 1998; therefore, no income tax benefit has been recognized. The income tax benefit in Fiscal 1997 was $5.9 million.

    During the first quarter of Fiscal 1998, the Company made income tax payments of $0.1 million and received income tax refunds of $0.5 million. During the first quarter of Fiscal 1997, the Company made income tax payments of $1.7 million and received income tax refunds of $0.5 million.

    Summary of Operations:

    The Company's net loss in the first quarter of Fiscal 1998 was $8.3 million compared to a net loss of $9.1 million for the prior year. The decrease in net loss in the first quarter of Fiscal 1998 compared to the prior year was primarily due to higher operating earnings and lower interest expense, partially offset by a reduction in the income tax benefit.

    EBITDA-FIFO:

    EBITDA-FIFO was $54.2 million and $48.5 million in the first quarters of Fiscal 1998 and Fiscal 1997, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

Financial Condition

    Debt Service:

    During the first quarter of Fiscal 1998, total debt increased $46.8 million from Fiscal 1997 year end due to borrowings under the Working Capital Facility and debt accretion on the Pathmark Deferred Coupon Notes and PTK Exchangeable Guaranteed Debentures, partially offset by a decrease in certain mortgages. Borrowings under the Working Capital Facility were $45.2 million at May 2, 1998 and have increased to $57.3 million at June 11, 1998. In addition, during the first quarter of Fiscal 1998, total lease obligations increased $4.2 million from Fiscal 1997 year end.

    During the first quarter of Fiscal 1998, the Company sold a former supermarket property for $7.6 million. There was no gain or loss recognized on this transaction. The proceeds were used to pay down the related mortgage and a portion of the Working Capital Facility.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


    The indebtedness under the Working Capital Facility and the Term Loan bear interest at floating rates and, therefore, cash interest payments on that indebtedness may vary in future years. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

    The majority of the cash interest payments are scheduled in the second and fourth quarters. However, the May 1 semi-annual interest payment of $21.2 million on the Senior Subordinated Notes was paid in the first quarters of Fiscal 1998 and Fiscal 1997 due to the timing of the quarter end dates.

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):


                                                               Principal
    Fiscal Years                                                Payments
    ------------                                               ---------
     1998(a).............................................       $ 39.5
     1999................................................         19.8
     2000................................................        125.9
     2001................................................        256.2
     2002................................................        195.8
     2003................................................        661.4


----------
(a) Subsequent to May 2, 1998.

    Liquidity:

    The consolidated financial statements of the Company indicate that, at May 2, 1998, current liabilities exceeded current assets by $53.2 million and stockholder's deficiency was $1.3 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

    The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at May 2, 1998 and, based on management's operating projections for Fiscal 1998, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


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

    Preferred Stock Dividends:

    The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at May 2, 1998, the unpaid dividends of $94.7 million were accrued and included in other noncurrent liabilities.

    Capital Expenditures:

    Capital expenditures for the first quarter of Fiscal 1998, including property acquired under capital leases, were $19.5 million compared to $11.8 million for the prior year. During the first quarter of Fiscal 1998, the Company completed six renovations to existing supermarkets. During the remainder of Fiscal 1998, the Company plans to open two new Pathmark stores, close one store and to complete up to an aggregate of 13 major renovations and enlargements. Capital expenditures for Fiscal 1998, including property to be acquired under capital leases, are estimated to be $70.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing will be sufficient to provide for the Company's capital expenditure program.

    Cash Flows:

    Cash used for operating activities was $64.2 million in the first quarter of Fiscal 1998 compared to cash provided by operating activities of $5.2 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities in the first quarter of Fiscal 1998, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition. Cash used for investing activities was $0.2 million in the first quarter of Fiscal 1998 compared to $3.8 million in the prior year. The decrease in cash used for investing activities was primarily due to proceeds from property dispositions, partially offset by an increase in expenditures of property and equipment. Cash provided by financing activities was $11.7 million in the first quarter of Fiscal 1998 compared to $2.7 million in the prior year. The increase in cash provided by financing activities was primarily due to an increase in borrowings under the working capital facilities and a decrease in repayments of the term loans, partially offset by a decrease in book overdrafts related to the C&S transition.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits: none

    (b) Reports on Form 8-K:

    The registrant filed one Form 8-K during the quarter for which this report is filed.

        Date of Report              Item
        --------------              ----
        February 13, 1998           Sale of Pathmark's distribution assets



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

Date: June 16, 1998