Form 10-Q
period 1998-08-01
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1998-09-15
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

      FOR THE QUARTER ENDED                        COMMISSION FILE NUMBER
         AUGUST 1, 1998                                   0-16404

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3408704
(State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           200 MILIK STREET                                 07008
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

                          Yes  X        No
                             ------       ------

         As of August 1, 1998, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

================================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                               13 WEEKS ENDED                     26 WEEKS ENDED
                                                          --------------------------       ----------------------------
                                                          AUGUST 1,        AUGUST 2,        AUGUST 1,         AUGUST 2,
                                                            1998             1997             1998              1997
                                                          ----------      ----------       ----------        ----------
Sales...............................................     $   922,909      $   931,909      $  1,838,924      $  1,854,307
Cost of sales (exclusive of depreciation and
   amortization shown separately below).............         661,009          669,466         1,312,993         1,332,384
                                                         -----------      -----------      ------------      ------------
Gross profit........................................         261,900          262,443           525,931           521,923
Selling, general and administrative expenses........         204,460          213,130           415,533           425,478
Depreciation and amortization.......................          19,750           19,984            39,436            40,200
                                                         -----------      -----------      ------------      ------------
Operating earnings..................................          37,690           29,329            70,962            56,245
Interest expense....................................         (39,830)         (41,903)          (81,399)          (83,788)
                                                         -----------      -----------      ------------      ------------
Loss before income tax (provision) benefit and
   extraordinary items..............................          (2,140)         (12,574)          (10,437)          (27,543)
Income tax (provision) benefit......................             (25)           5,022               (55)           10,888
                                                         -----------      -----------      ------------      ------------
Loss before extraordinary items.....................          (2,165)          (7,552)          (10,492)          (16,655)
Extraordinary items, net of an income tax
   benefit..........................................              --           (7,488)               --            (7,488)
                                                         -----------      -----------      ------------      ------------
Net loss............................................          (2,165)         (15,040)          (10,492)          (24,143)
Less: non-cash preferred stock accretion and
   dividend requirements............................          (4,773)          (4,754)           (9,540)           (9,504)
                                                         -----------      -----------      ------------      ------------
Net loss attributable to common stockholder.........     $    (6,938)     $   (19,794)     $    (20,032)     $    (33,647)
                                                         ===========      ===========      ============      ============


           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                                              AUGUST 1,             JANUARY 31,
                                                                                1998                   1998
                                                                            ------------           ------------
ASSETS
Current Assets
   Cash and cash equivalents..........................................      $     10,391           $     62,914
   Accounts receivable, net...........................................            10,737                 11,519
   Merchandise inventories............................................           153,978                148,983
   Deferred income taxes, net.........................................             8,423                  8,492
   Prepaid expenses...................................................            22,930                 21,455
   Due from suppliers.................................................            43,419                 13,027
   Other current assets...............................................            12,434                 11,480
                                                                            ------------           ------------
      Total Current Assets............................................           262,312                277,870
Property and Equipment, Net...........................................           501,586                530,716
Deferred Financing Costs, Net.........................................            16,601                 18,547
Deferred Income Taxes, Net............................................            47,058                 46,279
Other Assets..........................................................            35,579                 34,342
                                                                            ------------           ------------
                                                                            $    863,136           $    907,754
                                                                            ============           ============
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
   Accounts payable and book overdrafts...............................      $     97,353           $    155,702
   Current maturities of long-term debt...............................            36,037                 43,478
   Income taxes payable...............................................               586                    372
   Accrued payroll and payroll taxes..................................            49,044                 49,599
   Current portion of lease obligations...............................            23,696                 24,417
   Accrued interest payable...........................................            20,478                 18,300
   Accrued expense and other current liabilities......................            91,079                 93,336
                                                                            ------------           ------------
      Total Current Liabilities.......................................           318,273                385,204
                                                                            ------------           ------------
Long-Term Debt........................................................         1,249,546              1,208,327
                                                                            ------------           ------------
Lease Obligations, Long-Term..........................................           169,937                170,471
                                                                            ------------           ------------
Other Noncurrent Liabilities..........................................           371,059                370,697
                                                                            ------------           ------------
Redeemable Securities
    Exchangeable Preferred Stock, $.01 par value......................           108,116                107,183
                                                                            ------------           ------------
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671
    Liquidation preference, $25 per share: $122,267
Commitments and Contingencies (Note 6)
Stockholder's Deficiency
   Class A Common Stock, $.01 par value...............................                 7                      7
      Authorized: 1,075,000 shares
      Issued and outstanding: 650,675
   Class B Common Stock, $.01 par value...............................                 3                      3
      Authorized: 1,000,000 shares
      Issued and outstanding: 320,000
      Paid-in Capital.................................................           196,953                197,521
      Accumulated Deficit.............................................       (1,550,758)            (1,531,659)
                                                                            ------------           ------------
   Total Stockholder's Deficiency.....................................        (1,353,795)            (1,334,128)
                                                                            ------------           ------------
                                                                            $    863,136           $    907,754
                                                                            ============           ============


           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (UNAUDITED)
                                 (IN THOUSANDS)

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

                                                      CLASS A    CLASS B                                        TOTAL
                                                       COMMON    COMMON      PAID-IN       ACCUMULATED      STOCKHOLDER'S
                                                       STOCK      STOCK      CAPITAL         DEFICIT         DEFICIENCY
                                                      --------  ---------  ------------  ---------------   --------------
Balance, January 31, 1998..........................     $  7       $ 3      $  197,521    $  (1,531,659)    $  (1,334,128)

Net loss...........................................       --        --              --          (10,492)          (10,492)

Accrued dividends on preferred stock
      ($1.76 per share)............................       --        --              --           (8,607)           (8,607)

Accretion on preferred stock.......................       --        --            (933)              --              (933)

Capital contributions from SMG-II Holdings
      Corporation..................................       --        --             365               --               365
                                                        -----      ----     ----------    -------------     -------------
Balance, August 1, 1998............................     $  7       $ 3      $  196,953    $  (1,550,758)    $  (1,353,795)
                                                        =====      ====     ==========    =============     =============

Balance, February 1, 1997..........................     $  7       $ 3      $  199,332    $  (1,457,497)    $  (1,258,155)

Net loss...........................................       --        --              --          (24,143)          (24,143)

Accrued dividends on preferred stock
      ($1.76 per share)............................       --        --              --           (8,608)           (8,608)

Accretion on preferred stock.......................       --        --            (896)              --              (896)
                                                        -----      ----     ----------    -------------     -------------
Balance, August 2, 1997............................     $  7       $ 3      $  198,436    $  (1,490,248)    $  (1,291,802)
                                                        =====      ====     ==========    =============     =============



           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                26 WEEKS ENDED
                                                                                           --------------------------
                                                                                            AUGUST 1,       AUGUST 2,
                                                                                              1998            1997
                                                                                           ----------      ----------
Operating Activities
Net loss                                                                                   $  (10,492)     $  (24,143)
   Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
      Extraordinary loss on early extinguishment of debt..............................             --           7,488
      Depreciation and amortization...................................................         41,247          42,217
      Deferred income tax benefit.....................................................           (710)        (16,343)
      Interest accruable but not payable..............................................         10,055           9,013
      Amortization of original issue discount.........................................            920           1,632
      Amortization of debt issuance costs.............................................          2,053           3,510
      Gain (loss) on disposal of property and equipment...............................         (4,562)             89
      Cash provided by (used for) operating assets and liabilities:
        Accounts receivable, net......................................................            782             838
        Merchandise inventories.......................................................         (4,995)         20,730
        Income taxes..................................................................          1,933           2,817
        Other current assets..........................................................        (34,160)           (524)
        Other assets..................................................................            880          (1,792)
        Accounts payable..............................................................        (32,019)        (16,931)
        Accrued interest payable......................................................          2,171          (1,711)
        Accrued expenses and other current liabilities................................         (4,617)         (1,146)
        Other noncurrent liabilities..................................................        (18,065)        (14,001)
                                                                                           ----------       ---------
          Cash provided by (used for) operating activities............................        (49,579)         11,743
                                                                                           ----------       ---------
Investing Activities

   Property and equipment expenditures................................................        (16,905)        (13,614)
   Proceeds from disposition of property and equipment................................         28,267          25,470
                                                                                           ----------       ---------
          Cash provided by investing activities.......................................         11,362          11,856
                                                                                           ----------       ---------
Financing Activities
   Increase (decrease) in Pathmark working capital facilities borrowings..............         63,400         (52,600)
   Repayments of term loans...........................................................         (3,783)       (243,127)
   Decrease in book overdrafts........................................................        (26,330)         (8,307)
   Increase in other borrowings.......................................................          3,129           1,562
   Repayment of other long-term borrowings............................................         (8,772)         (4,322)
   Reduction in lease obligations.....................................................        (10,918)        (10,650)
   Deferred financing fees............................................................           (107)         (8,292)
   Capital contribution from SMG-II Holdings Corporation..............................            246              --
   Repayment of the PTK Exchangeable Guaranteed Debentures............................        (31,171)             --
   Borrowings under Term Loan in connection with the Credit Agreement.................             --         300,000
   Premiums incurred in redemption of PTK Exchangeable Guaranteed Debentures
      and other borrowings............................................................             --            (132)
                                                                                           ----------       ---------
          Cash used for financing activities..........................................        (14,306)        (25,868)
                                                                                           ----------       ---------
Decrease in cash and cash equivalents.................................................        (52,523)         (2,269)
Cash and cash equivalents at beginning of period......................................         62,914          10,967
                                                                                           ----------       ---------
Cash and cash equivalents at end of period............................................     $   10,391      $    8,698
                                                                                           ==========       =========
Supplemental Disclosures of Cash Flow Information
   Interest paid......................................................................     $   66,342      $   71,288
                                                                                           ==========       =========
   Income taxes paid..................................................................     $      882      $    3,197
                                                                                           ==========       =========
Noncash Investing and Financing Activities
   Capital lease obligations..........................................................     $   10,460      $   13,669
                                                                                           ==========       =========


           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 135 supermarkets as of August 1, 1998, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

    The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 31, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments, which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended January 31, 1998.

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the second quarter and six-month period of Fiscal 1998; therefore, no income tax benefit has been recognized.

NOTE 2--LONG-TERM DEBT

    Long-term debt is comprised of the following (dollars in thousands):

                                                                          AUGUST 1,        JANUARY 31,
                                                                            1998              1998
                                                                         ------------      -----------
Pathmark term loan ("Term Loan")....................................    $    259,467      $    263,250
Pathmark working capital facility ("Working Capital Facility")......          63,400                --
9.625% Pathmark Senior Subordinated Notes due 2003
    ("Pathmark Senior Subordinated Notes")..........................         438,312           438,134
11.625% Pathmark Subordinated Notes due 2002
    ("Pathmark Subordinated Notes").................................         199,017           199,017
11.625% Holdings Subordinated Notes due 2002
    ("Holdings Subordinated Notes").................................             983               983
12.625% Pathmark Subordinated Debentures due 2002
    ("Pathmark Subordinated Debentures")............................          95,750            95,750
10.75% Pathmark Deferred Coupon Notes due 2003
    ("Pathmark Deferred Coupon Notes")..............................         197,123           187,068
10.25% PTK Exchangeable Guaranteed Debentures due 2003
    ("PTK Exchangeable Guaranteed Debentures")......................              --            30,429
Industrial revenue bonds............................................           8,561             6,375
Other debt (primarily mortgages)....................................          22,970            30,799
                                                                         ------------      -----------
Total debt..........................................................       1,285,583         1,251,805
Less: current maturities............................................          36,037            43,478
                                                                         ------------      -----------
Long-term portion...................................................    $  1,249,546      $  1,208,327
                                                                         ============      ===========

    On May 12, 1998, the Company's wholly owned subsidiary PTK Holdings, Inc. ("PTK") repaid, at a discount, the PTK Exchangeable Guaranteed Debentures, totaling $31.2 million.

                  SUPERMARKETS GENERAL HOLDINGS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 3--STOCKHOLDER'S DEFICIENCY

    During the second quarter of Fiscal 1998, SMG-II issued restricted stock grants ("Stock Grants") to certain officers and key employees of the Company. The Stock Grants will vest in seven years or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in their entirety upon the occurrence of a termination event, as defined. The Stock Grants were valued at $5.0 million at the date of issuance, based on an independent appraisal, and being amortized as compensation expense in the Company's statement of operations over the seven-year vesting period, with a corresponding credit to paid-in capital.

    During the second quarter of Fiscal 1998, in conjunction with the paydown of debt by PTK (see Note 2), the Company received a capital contribution from SMG-II of $0.25 million.

NOTE 4--SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

    SG&A for the second quarter and six-month period of Fiscal 1998 are net of a gain of $5.1 million related to the sale of certain real estate.

NOTE 5--INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                                              13 WEEKS ENDED                   26 WEEKS ENDED
                                                         -------------------------         ------------------------
                                                         AUGUST 1,        AUGUST 2,       AUGUST 1,        AUGUST 2,
                                                           1998            1997             1998            1997
                                                         ---------        --------         -------         --------
Pathmark term loans................................      $   5,361       $   5,393        $  10,665       $  10,523
Pathmark working capital facilities................          1,458           1,705            1,998           3,472
Pathmark Senior Subordinated Notes
    Amortization of original issue discount........             89              89              178             177
    Currently payable..............................         10,587          10,587           21,175          21,175
Pathmark Subordinated Notes........................          5,812           5,812           11,625          11,625
Pathmark Subordinated Debentures...................          3,022           3,022            6,044           6,044
Pathmark Deferred Coupon Notes
    Accrued but not payable........................          5,118           4,565           10,055           9,013
PTK Exchangeable Guaranteed Debentures
    Amortization of original issue discount........            (63)            729              742           1,455
Amortization of debt issuance costs................          1,022           1,609            2,053           3,510
Lease obligations..................................          5,426           5,598           10,923          11,089
Other, net.........................................          1,998           2,794            5,941           5,705
                                                         ---------        --------         -------         --------
Interest expense...................................      $  39,830       $  41,903        $  81,399       $  83,788
                                                         =========        ========         =======         ========

    The majority of the cash interest payments are scheduled in the second and fourth quarters.

NOTE 6--CONTINGENCIES

    RICKEL:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into nine leases for certain of the Company's owned real estate properties with Rickel Home Centers, Inc. ("Rickel"), as tenant. In addition, the Company assigned to Rickel 26 third party leases.

                  SUPERMARKETS GENERAL HOLDINGS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 6--CONTINGENCIES--(CONTINUED)

      In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the filing, of the 35 locations leased to Rickel, Rickel entered into an agreement in 1998 to assign the leases of 16 locations to Staples, Inc., nine leases have either been terminated or assigned to third parties and ten rejected leases are being actively marketed by the Company to other prospective tenants.

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability, which may occur, including the future rent and real estate taxes, net of expected sublease recoveries.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The matters discussed herein, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the competitive environment in which the Company operates and the general economic conditions in the Company's trading areas.

RESULTS OF OPERATIONS

   SALES:

    Sales in the second quarter of Fiscal 1998 were $922.9 million compared to $931.9 million in the prior year, a decrease of 1.0%. For the six-month period of Fiscal 1998, sales were $1,838.9 million compared to $1,854.3 million in the prior year, a decrease of 0.8%. However, same store sales increased 0.5% and 1.1% for the second quarter and six-month period, respectively. Sales in the second quarter and six-month period of Fiscal 1998 compared to the prior year were impacted by sold and closed stores, partially offset by new store openings and same store sales increases. The Company operated 135 and 138 supermarkets at the end of the second quarters of Fiscal 1998 and Fiscal 1997, respectively.

   GROSS PROFIT:

    Gross profit in the second quarter of Fiscal 1998 was $261.9 million or 28.4% of sales compared with $262.4 million or 28.2% of sales in the prior year. For the six-month period of Fiscal 1998, gross profit was $525.9 million or 28.6% of sales compared to $521.9 million or 28.1% for the prior year. The increase in gross profit as a percentage of sales for the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to the savings realized from the Company's outsourcing at the end of Fiscal 1997 of certain of its distribution center operations to C&S Wholesale Grocers, Inc. ("C&S") and improvements in the perishables mix. The cost of goods sold amounts were affected by a pretax LIFO charge of $0.35 million and $0.5 million in the second quarters of Fiscal 1998 and Fiscal 1997, respectively, and a pretax LIFO charge of $0.7 million and $0.9 million in the six-month periods of Fiscal 1998 and Fiscal 1997, respectively.

   SG&A:

    SG&A in the second quarter of Fiscal 1998 decreased $8.7 million or 4.1% compared to the prior year and decreased $9.9 million or 2.3% in the six-month period of Fiscal 1998 compared to the prior year. As a percentage of sales, SG&A was 22.2% in the second quarter of Fiscal 1998, down from 22.9% in the prior year and was 22.6% for the six-month period of Fiscal 1998 down from 22.9% in the prior year. The decrease in SG&A in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to the gain recognized on the sale of certain real estate, lower advertising and insurance expense, along with lower operating costs which resulted from sold and closed stores. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 22.7% and 22.9% for the second quarter and six-month period of Fiscal 1998.

   DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization of $19.8 million in the second quarter of Fiscal 1998 was $0.2 million lower than the prior year of $20.0 million. For the six-month period of Fiscal 1998, depreciation and amortization of $39.4 million was $0.8 million lower than the prior year of $40.2 million. The decrease in depreciation and amortization expense in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to the sale of certain of the Company's distribution center facilities at the end of Fiscal 1997 as part of its transaction with C&S, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.7 million and $0.9 million in the second quarters of Fiscal 1998 and Fiscal 1997, respectively, and $1.5 million and $1.7 million in the six-month periods of Fiscal 1998 and Fiscal 1997, respectively.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


   OPERATING EARNINGS:

    Operating earnings in the second quarter of Fiscal 1998 were $37.7 million compared with the prior year of $29.3 million. For the six-month period of Fiscal 1998, operating earnings were $71.0 million compared with $56.2 million in the prior year. The increase in operating earnings in the second quarter of Fiscal 1998 compared to the prior year was due to lower SG&A. The increase in operating earnings in the six-month period of Fiscal 1998 compared to the prior year was due to higher gross profit and lower SG&A.

   INTEREST EXPENSE:

    Interest expense was $39.8 million in the second quarter of Fiscal 1998 compared to $41.9 million in the prior year and $81.4 million for the six-month period of Fiscal 1998 compared to $83.8 million. The decrease in interest expense in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to lower levels of borrowings under the working capital facilities, lower amortization of debt issuance costs and the repayment of the PTK Exchangeable Guaranteed Debentures, partially offset by the debt accretion on the Deferred Coupon Notes.

   INCOME TAXES:

    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first and second quarters of Fiscal 1998; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $55.5 million at August 1, 1998 will be realized through the implementation of tax strategies which could generate taxable income. The income tax benefit for the second quarter and six-month period of Fiscal 1997 was $5.0 million and $10.9 million, respectively.

    During the six-month period of Fiscal 1998, the Company made income tax payments of $0.9 million and received income tax refunds of $0.5 million. During the six-month period of Fiscal 1997, the Company made income tax payments of $3.2 million and received income tax refunds of $0.5 million.

   EXTRAORDINARY ITEMS:

    During the second quarter of Fiscal 1997, in connection with the new $500 million bank credit agreement ("the Credit Agreement"), the Company wrote off deferred financing fees of $12.8 million related to the former bank credit agreement, resulting in a net loss on early extinguishment of debt of $7.4 million. In addition, during the second quarter of Fiscal 1997, in connection with the sale of certain mortgaged property, the Company made a mortgage paydown of $2.9 million, including accrued interest and debt premiums, resulting in a net loss on early extinguishment of debt of $0.1 million.

   SUMMARY OF OPERATIONS:

    The Company's net loss in the second quarter of Fiscal 1998 was $2.2 million compared to a net loss of $15.0 million for the prior year. For the six-month period of Fiscal 1998, the Company's net loss was $10.5 million compared to a net loss of $24.1 million in the prior year. The decrease in net loss in the second quarter and six-month period of Fiscal 1998 compared to the prior year was primarily due to higher operating earnings and lower interest expense in Fiscal 1998 and the extraordinary loss in Fiscal 1997, partially offset by a reduction in the income tax benefit.

   EBITDA-FIFO:

      EBITDA-FIFO was $53.6 million and $50.9 million in the second quarters of Fiscal 1998 and Fiscal 1997, respectively and $107.8 million and $99.4 million for the six-month period of Fiscal 1998 and Fiscal 1997, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

   DEBT SERVICE:

    During the six-month period of Fiscal 1998, total debt increased $33.8 million from Fiscal 1997 year end due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by the repayment of the PTK Exchangeable Debentures and a decrease in certain mortgages. Borrowings under the Working Capital Facility were $63.4 million at August 1, 1998 and $68.8 million at September 10, 1998. In addition, during the six-month period of Fiscal 1998, total lease obligations decreased
$1.3 million from Fiscal 1997 year end.

    During the first six months of Fiscal 1998, the Company sold certain real estate for $26.9 million and recognized a gain of $5.1 million in the second quarter of Fiscal 1998. The proceeds were used to pay down the related mortgages and a portion of the Working Capital Facility.

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

    The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) are as follows (dollars in millions):

                                                     PRINCIPAL
    FISCAL YEARS                                     PAYMENTS
    ------------                                     --------
       1998(a)..................................    $     29.5
       1999.....................................          12.1
       2000.....................................          75.1
       2001.....................................         336.0
       2002.....................................         195.9
       2003.....................................         636.7
       Thereafter...............................           0.3
                                                     ---------
       Total....................................    $  1,285.6
                                                     =========

------------
(a)  Subsequent to August 1, 1998

   LIQUIDITY:

    The consolidated financial statements of the Company indicate that, at August 1, 1998, current liabilities exceeded current assets by $56.0 million and stockholder's deficiency was $1.4 billion. Cash used for operating activities was $49.6 million in the six-month period of Fiscal 1998 compared to cash provided by operating activities of $11.7 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Management believes that cash flows generated from operations (excluding the C&S transitional related items), supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


   The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at August 1, 1998 and, based on management's operating projections for Fiscal 1998, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

    PREFERRED STOCK DIVIDENDS:

      The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at August 1, 1998, the unpaid dividends of $99.0 million were accrued and included in other noncurrent liabilities.

    CAPITAL EXPENDITURES:

      Capital expenditures for the second quarter of Fiscal 1998, including property acquired under capital leases, were $7.9 million compared to $15.5 million for the prior year and for the six-month period of Fiscal 1998 were $27.4 million compared to $27.9 million for the prior year. During the six-month period of Fiscal 1998, the Company completed nine renovations to existing supermarkets. During the remainder of Fiscal 1998, the Company pans to open one new Pathmark store and complete up to an aggregate of 11 renovations and enlargements. In addition, the Company has announced the closing of three stores, which will occur during the third quarter of Fiscal 1998. Capital expenditures for Fiscal 1998, including property to be acquired under capital leases, are estimated to be $79.0 million. Management believes that cash flows generated from operations (excluding the C&S transitional items), supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

    CASH FLOWS:

      Cash used for operating activities was $49.6 million in the six-month period of Fiscal 1998 compared to cash provided by operating activities of $11.7 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Cash provided by investing activities was $11.4 million in the six-month period of Fiscal 1998 compared to $11.9 million in the prior year. The decrease in cash provided by investing activities was primarily due to an increase in expenditures of

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

property and equipment, partially offset by an increase in proceeds from property dispositions. Cash used for financing activities was $14.3 million in the six-month period of Fiscal 1998 compared to $25.9 million in the prior year. The decrease in cash used for financing activities was primarily due to an increase in borrowings under the Working Capital Facility in Fiscal 1998, as compared to the borrowings under the Term Loan, net of repaying in full the former term loan and former working capital facility in conjunction with the Credit Agreement in Fiscal 1997, partially offset by a decrease in book overdrafts related to the C&S transition and the repayment of the PTK Exchangeable Guaranteed Debentures.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:   none

    (b) REPORTS ON FORM 8-K:  not applicable

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                    SUPERMARKETS GENERAL HOLDINGS CORPORATION





                                    BY          /s/ FRANK VITRANO
                                         ------------------------------------
                                                   (FRANK VITRANO)
                                               SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER



                                    BY         /s/ JOSEPH ADELHARDT
                                         ------------------------------------
                                                  (JOSEPH ADELHARDT)
                                         SENIOR VICE PRESIDENT AND CONTROLLER,
                                                CHIEF ACCOUNTING OFFICER



DATE:    September 15, 1998