Form 10-K405
period 1999-01-30
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1999-04-30
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

          For the Fiscal Year Ended                  Commission File Number
             January 30, 1999                               0-16404

                                 --------------

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 13-3408704
      (State of other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

              200 Milik Street                               07008
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

                                    YES |X|   NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of April 1, 1999, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

      Documents Incorporated by Reference: None

================================================================================

                                     PART I

ITEM 1. Business*

General

      Registrant was incorporated in the State of Delaware in April 1987 as SMG Holdings Corporation. Subsequently, registrant's name was changed to Supermarkets General Holdings Corporation (the "Company"). The Company is a wholly-owned subsidiary of SMG-II Holdings Corporation ("SMG-II"). The Company acquired Supermarkets General Corporation ("Old Supermarkets") in October 1987 (the "Acquisition"). References to the Company in this Report refer to the Company and its subsidiaries on a consolidated basis, except where the context requires otherwise.

      In October 1989, Old Supermarkets adopted an amended and restated Plan of Liquidation pursuant to which it was liquidated into three wholly owned subsidiaries of the Company. Old Supermarkets completed the liquidation just prior to the year ended February 3, 1990 by merging with one of the above mentioned wholly owned subsidiaries of the Company, which retained the name Supermarkets General Corporation. In connection with the Recapitalization referred to below, Supermarkets General Corporation changed its name to Pathmark Stores, Inc. ("Pathmark").

      The Company consummated a recapitalization plan (the "Recapitalization") on October 26, 1993. In connection with the Recapitalization, the Company transferred all of the capital stock of Pathmark to PTK Holdings, Inc. ("PTK"), a wholly owned subsidiary of the Company.

Offer to Purchase

      On March 15, 1999, Koninklijke Ahold N.V., a company organized under the laws of the Netherlands ("Ahold") and Ahold Acquisition, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Ahold ("Purchaser"), commenced a tender offer to purchase all of the issued and outstanding shares (the "Shares") of the Company's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") at a price of $38.25 per Share, net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 1999 (the "Offer to Purchase") and the related Letter of Transmittal (which, together with the Offer to Purchase and all amendments and supplements thereto, constitute the "Offer").

      The Offer is an integral part of the transactions contemplated by, and is being made pursuant to, an Agreement and Plan of Merger, dated as of March 9, 1999, among Ahold, the Purchaser and SMG-II (the "SMG-II Merger Agreement") pursuant to which Ahold will be acquiring all of the issued and outstanding shares of the capital stock of SMG-II through the merger of the Purchaser with and into SMG-II (the "SMG-II Merger"), subject to the terms and conditions contained in the SMG-II Merger Agreement for aggregate consideration of $55,731,834. Pursuant to the SMG-II Merger Agreement, the Offer is subject to certain conditions, including the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of Shares which, together with Shares previously acquired by Ahold, any direct or indirect subsidiary of Ahold (including the Purchaser), the Company, or any direct or indirect subsidiary of the Company, represent at least 66 2/3% of the Shares on a fully diluted basis (the "Minimum Condition"). The Offer is also conditioned upon, among other things, the expiration or termination of any applicable waiting period under the antitrust laws and the receipt by Ahold of an irrevocable letter from SMG-II stating that all of the conditions to the obligations of SMG-II to effect the SMG-II Merger described below pursuant to the SMG-II Merger Agreement have been satisfied or waived. The Offer has since been extended until May 21, 1999.

----------
* Except as otherwise indicated, information contained in this Item is given as of January 30, 1999.

      The SMG-II Merger Agreement provides that, promptly upon consummation of the SMG-II Merger, Ahold will cause the Company to be merged with and into SMG-II (the "Company Merger"), pursuant to a Merger Agreement (the "Company Merger Agreement") to be entered into at such time between SMG-II and the Company in the form attached as an exhibit to the SMG-II Merger Agreement. At the effective time of the Company Merger (the "Effective Time"), each of the Shares (other than Shares held by any subsidiary of the Company or in the treasury of the Company, or held, directly or indirectly, by Ahold or any direct or indirect subsidiary of Ahold (including the Shares acquired by the Purchaser pursuant to the Offer), which Shares will be cancelled, and other than Shares, if any, held by stockholders who perfect their appraisal rights under Delaware General Corporation Law) will be converted into the right to receive an amount in cash equal to $38.25.

      The SMG-II Merger Agreement provides that, among other things, in the event all of the conditions to the consummation of the SMG-II Merger (other than the Minimum Condition and certain related conditions) have been satisfied or waived, but the Minimum Condition and certain related conditions have not been satisfied or waived, SMG-II is obligated, pursuant to the terms and conditions of a Stock Purchase Agreement dated as of March 9, 1999 (the "Alternative Stock Purchase Agreement"), by and among SMG-II, PTK (a wholly-owned subsidiary of the Company), Ahold and the Purchaser to cause PTK to sell all of the issued and outstanding shares of the capital stock (the "Pathmark Stock") of Pathmark for a purchase price, payable in cash, equal to $242,800,000 (the "Alternate Stock Purchase"). In such event, the only material asset of the Company would be its ownership of all of the issued and outstanding shares of the capital stock of PTK, the only material asset of which in turn would be the net after tax proceeds from the sale of the Pathmark Stock to the Purchaser pursuant to the Alternative Stock Purchase Agreement.

      Concurrent with the execution of the SMG-II Merger Agreement, as required by Ahold and the Purchaser, ML Investors (as defined below), Equitable Investors (as defined below) and James L. Donald (collectively, the "SMG-II Stockholders"), entered into a stockholders agreement, dated March 9, 1999 (the "Stockholders Agreement"), with Ahold and Purchaser. Pursuant to the Stockholders Agreement, the SMG-II Stockholders have (i) agreed to vote the shares of the capital stock of SMG-II owned by them in favor of the SMG-II Merger, and (ii) granted the Purchaser an option to purchase, under certain circumstances, the shares of the capital stock of SMG-II owned by them.

Business of the Company

      The Company's primary business activity is the management of its interests in Pathmark. Through PTK, the Company owns all of the capital stock of Pathmark.

Business

      At January 30, 1999, Pathmark operated 132 supermarkets primarily in the densely populated New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. These supermarkets are located in New Jersey, New York, Pennsylvania and Delaware and consist of 5.1 million selling square footage and
6.9 million total square footage. During the year ended January 30, 1999 ("Fiscal 1998"), Pathmark closed three supermarkets, including its last two in Connecticut.

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

Marketing and Merchandising

o Super Center Format. Of Pathmark's 132 stores, 129 are Super Centers. The average Pathmark Super Center is approximately 35% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. The Pathmark Super Center format is designed to provide Pathmark customers with a substantially greater selection of quality perishable products and to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates, particularly in the perishable departments. Pathmark's only enlargement completed in Fiscal 1998 was a Super Center.

o Flexible Merchandising. Pathmark believes that its large-store format gives it considerable flexibility to respond to changing consumer demands and competition by varying and enhancing its merchandise selection. Pathmark's "Big Deals" program, currently consisting of over 500 merchandise items, offers large-sized merchandise at prices that Pathmark believes are competitive with those available in "warehouse" and "club" stores. Pathmark emphasizes competitive pricing plus weekly sales and promotions supported by extensive advertising, both primarily in print media. Merchandising flexibility and effectiveness is enhanced through the increased utilization of a category management approach. In addition, Pathmark offers for sale over 3,000 items through its private label program.

o Pharmacy. Pathmark provides full pharmacy services in virtually all of its stores. Pathmark's broad market coverage within its marketing area has enabled it to become a leading filler of third-party prescriptions. Pathmark believes that its well-established pharmacy operations provide a competitive advantage in attracting and retaining customers.

Store Expansion and Renovation Program

o New Stores, Enlargements and Renovations. During Fiscal 1998, Pathmark opened no new stores, closed three stores, and completed 13 renovations and one enlargement. During the fiscal year ending January 29, 2000 ("Fiscal 1999"), Pathmark plans to open up to four new supermarkets and to complete up to an aggregate of 47 renovations and enlargements. Two of the four planned supermarkets in Fiscal 1999 will be a smaller store of approximately 30,000 to 35,000 square feet. Pathmark believes that this new smaller supermarket will increase its ability to penetrate urban markets. Pathmark expects to open its first two new smaller supermarket formats in Brooklyn, New York and Queens, New York.

      Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a renovation or enlargement every five years. At the end of Fiscal 1998, Pathmark derived approximately 76% of its supermarket sales from stores that were opened, enlarged or renovated during the last five years.

o Core Market Focus. Pathmark has identified over 50 potential locations for new supermarkets within its current marketing areas and expects that all new stores opened during the current and next two fiscal years will be located in these areas. Pathmark believes that, by opening stores in its current marketing areas, it can achieve additional operating economies and other benefits from its store expansion program without the risks and costs associated with opening stores in new marketing areas.

Operating Efficiencies

o Technology. Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have third-generation IBM 4680 scanner systems supported by a RISC 6000 application processor in each store. These systems allow consumer credit and electronic fund transfer ("EFT") transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

o Cost Reduction. The Company is continuously evaluating its operations in an effort to reduce operating costs consistent with its overall objective of providing a high level of customer service. During Fiscal 1998, the Company took several steps to accomplish this goal. Pathmark closed three stores, which had experienced unprofitable operating results. The decision in Fiscal 1997 to outsource its trucking business and hire a trucking company to meet its transportation needs, and to sell its grocery, frozen and perishable distribution centers to and enter into a 15-year supply arrangement with C&S Wholesale Grocers, Inc. ("C&S"), resulted in lower distribution costs in Fiscal 1998.

o Demographic and Geographic Concentration. The Company's stores serve densely populated communities. In addition, all Pathmark supermarkets are located within 100 miles of its corporate headquarters in Carteret, New Jersey and the principal warehousing facilities that serve them. The high population density, as well as the geographic concentration of stores, provide substantial economy of scale opportunities.

Pathmark Supermarkets

      Pathmark operated 132 supermarkets at January 30, 1999. Super Centers accounted for approximately 98% of Pathmark's supermarket sales for Fiscal 1998. The following table presents selected data reflecting supermarket sales and stores for the last five fiscal years.

                                                            Fiscal Years
                                             -----------------------------------------
                                             1998      1997     1996   1995(a)    1994
                                              ----     ----     ----   -------    ----
                                                          (Dollars in millions)
Supermarket sales .......................   $3,655   $3,696   $3,701   $3,853   $3,785
Average sales per Supermarket(b) ........     27.8     27.5     26.1     26.4     25.9
Number of Supermarkets:
     Renovations(c) .....................       13        5       16       14       14
     Enlargements(d) ....................        1        8        5        4       11
     Opened .............................       --        2        4        5        4
     Closed .............................        3       11        4        4        6
Type of Supermarket(e):
     Super Center .......................      129      132      139      139      137
     Conventional .......................        3        3        5        5        6
     Total Supermarkets Open at Year End       132      135      144      144      143

----------
(a)   Fiscal 1995 was a 53-week year.
(b) Computed on the basis of aggregate sales of stores open for the full year, based on a 52-week period.
(c) Renovations involve an investment of $350,000 or more and in Fiscal 1998 averaged approximately $1.1 million per store.
(d) Enlargements involve the addition of selling space and in Fiscal 1998 averaged an investment in excess of $3.3 million.
(e) Includes two stores not wholly owned. The sales figures for these stores are not included above.

      By industry standards, Pathmark stores are large and productive, averaging approximately 52,800 square feet in size and generating high average sales volume of approximately $27.8 million per store ($715 per selling square foot) for stores open for all of Fiscal 1998. Pathmark's 132 supermarkets at January 30, 1999 ranged from 26,008 to 66,463 square feet in size and included 121 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark, No Frills and Pathmark Preferred brands. All but five supermarkets contained in-store pharmacy departments at the end of Fiscal 1998.

      Pathmark pioneered the development of the large "superstore" in the Middle Atlantic States, opening the first "Pathmark Super Center" in 1977, and currently operates 129 such stores. The majority of Super Centers were created through the enlargement or renovation of existing stores. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, videotape rental, a pharmacy, expanded produce department, meat department, cheese shop, bakery, seafood, service delicatessen department and expanded health and beauty care department. All Super Centers have EFT and credit transaction capability at their checkout terminals, and 48 supermarkets also feature in-store automated teller machines. During Fiscal 1996, the Company entered into master licensing agreements with two regional banking institutions to place up to 98 in-store banks in Pathmark supermarkets over the next two years. Each bank, which occupies approximately 400 square feet, offers a full array of financial services and is open seven days a week. The license agreements have an initial term of five years with optional renewal periods. At the close of Fiscal 1998, 82 stores had in-store banks and Pathmark expects to have ten additional in-store banks by the end of Fiscal 1999.

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

Store Expansion and Renovation Program

      A key to Pathmark's business strategy has been, and will continue to be, the expansion of the total selling square footage of its operations. Pathmark believes, that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1998, Pathmark completed 91 renovations and enlargements and opened 15 new supermarkets. At the close of Fiscal 1998, sales in these stores accounted for approximately 76% of its total supermarket sales. Pathmark currently expects to open up to four non-replacement Pathmarks and to complete up to 47 renovations and enlargements during Fiscal 1999. Two of the four new Pathmarks are expected to be a new smaller format designed particularly for densely populated urban areas where building space is at a premium.

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

Technology

      Pathmark has made a significant and continuing investment in information technology. All Pathmark supermarket checkout terminals have third-generation IBM 4680 scanner systems supported by an upgraded RlSC 6000 application processor in each store. These systems allow consumer credit and EFT transactions, greatly facilitate system-wide promotion and merchandising programs, and improve the speed and control of customer transactions. This technology and the data generated by scanning have not only led to lower labor costs, improved price control and shelf allocation, and quicker customer check-out, but have also assisted in the analysis of product movement, profit contribution and demographic merchandising. Pathmark also has a computer-assisted ordering system that enables it to replenish inventory to avoid "out of stocks" at store level, while maintaining optimum overall inventory levels. In addition, all Pathmark supermarkets utilize radio frequency technology for direct vendor receivings and shelf labels.

      All of the pharmacies are equipped with pharmacy computers. In addition to improving customer service, these computers aid pharmacists in detecting drug interactions, improve the collection of third-party receivables and help to attract third-party businesses, such as health maintenance organizations and union welfare plans.

      In August 1991, Pathmark entered into a ten year facilities management and systems integration agreement with IBM. Under the agreement, IBM has taken over Pathmark's data center operations, mainframe processing and information system functions and is providing business applications and systems designed to enhance Pathmark's customer service and efficiency.

Supply and Distribution

      During the third quarter of Fiscal 1997, the Company, in order to help reduce its transportation costs, decided to outsource its trucking operations and retained a local trucking company to provide the requisite trucking services.

      Beginning on January 29, 1998, the Company began a 15-year supply agreement (the "Supply Agreement") with C&S. Under the Supply Agreement, C&S supplies to the Company and distributes from several warehouse facilities previously operated by the Company and one additional warehouse (the "Facilities") substantially all of the grocery, frozen and perishable (includes meat, produce, seafood and delicatessen items) merchandise formerly owned and warehoused by the Company. Management believes that the Supply Agreement with C&S enhances the Company's ability to offer consistently fresh and high quality products to its customers at a reduced distribution cost to the Company. Prior to the Supply Agreement, products purchased for resale by the Company were purchased directly from a large group of unaffiliated suppliers, including large consumer products companies.

      The Company continues to operate a 266,000 square foot leased general merchandise, health and beauty care products and tobacco distribution center in Edison, New Jersey (the "GMDC"), which opened in 1980. During Fiscal 1997, the Company outsourced its pharmacy merchandise distribution requirements to a pharmaceutical wholesaler.

      Prior to the Supply Agreement with C&S, the Company operated, in addition to the GMDC, four distribution centers and a banana ripening facility, aggregating approximately 1.3 million square feet.

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

Employees

      At January 30, 1999, the Company employed approximately 26,700 people, of whom approximately 19,100 were employed on a part-time basis.

      Approximately 85% of the Company's employees are covered by 15 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 14 different local unions. During Fiscal 1999, three contracts, covering approximately 2,000 Pathmark associates, will expire. The Company does not anticipate any difficulty in renegotiating these contracts.

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

      Pathmark's 132 supermarkets have an aggregate selling area of approximately 5.1 million square feet. Seventeen of the supermarkets are owned by Pathmark and the remaining 115 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Thirty-three leases expire during the current and next four calendar years and Pathmark has options to renew all of them.

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

ITEM 3. Legal Proceedings

      On March 23, 1999, a purported holder of shares of Preferred Stock filed an action in the Court of Chancery of the State of Delaware, purportedly on behalf of the class of the holders of the Preferred Stock, against the Company, SMG-II, the Purchaser and the directors of the Company (collectively, the "Defendants"). The complaint, entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047, alleges, among other things, that (i) certain of the Defendants have issued materially false and misleading statements, and failed to disclose material information, in the Schedule 14D-9 in violation of their fiduciary duty of disclosure; (ii) SMG-II and the directors of the Company breached certain fiduciary duties owed to holders of the Preferred Stock and (iii) the Purchaser knowingly aided and abetted SMG-II's and the directors of the Company alleged breaches of fiduciary duty. The compliant demands, among other things, judgment (i) enjoining the Defendants preliminarily and permanently from consummating the Offer and related transactions, (ii) ordering the Defendants to issue corrective disclosures,
(iii) ordering the Defendants to retain an independent financial advisor to evaluate the fairness of the Offer and the related transactions and (iv) awarding damages to the holders of the Preferred Stock. The Company believes that the claims against it, its directors and SMG-II are without merit and intends to vigorously oppose them. The Purchaser has informed the Company that it believes that the claims against it are without merit and it intends to vigorously oppose them.

      The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      None.

----------
** Except as otherwise indicated, information contained in this Item is given as of January 30, 1999.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters (as of April 1, 1999)

      Neither the Company's Class A Common Stock nor its Class B Common Stock, each $0.01 par value, is publicly traded on any market. All of registrant's outstanding common stock is held by SMG-II.

      The authorized preferred stock of the Company consists of 9,000,000 shares of Preferred Stock, of which 4,890,671 shares were issued and outstanding at April 1, 1999. The Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, as, and if declared by the Board of Directors of the Company. No active public trading market currently exists for the Preferred Stock.

      The Preferred Stock is non-voting, except that if an amount equal to six quarterly dividends is in arrears in whole or in part, the holders thereof, voting as a class, are entitled to elect an additional two members of the board of directors of the Company. The Company is currently in arrears on payment of more than six quarterly dividends on the Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Preferred Stock in the foreseeable future. The holders of the Preferred Stock reelected two persons to the Company's Board of Directors at its 1998 annual meeting. See
Item 1, "Business" concerning a tender offer for the Preferred Stock.

      The payment of dividends to holders of the Company's Common Stock is subject to restrictions by the Certificate of Designation of Rights, Preferences and Privileges under which the Preferred Stock was issued. The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock during Fiscal 1999.

      The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 748,476 and 320,000 shares, respectively, were issued and outstanding at April 1, 1999, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are designated SMG-II Series A Preferred Stock, 1,500,000 shares are designated SMG-II Series B Preferred Stock, and 33,520 shares are designated SMG-II Series C Preferred Stock (the three series of Preferred Stock hereinafter collectively referred to as "SMG-II Preferred Stock").

      At April 1, 1999, there are outstanding 236,731 shares of SMG-II Series A Preferred Stock, 180,769 shares of SMG-II Series B Preferred Stock and 33,520 shares of SMG-II Series C Preferred Stock.

      SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 73 holders, including six affiliates of Merrill Lynch & Co., Inc. (The "ML Common Investors"), Chemical Investments, Inc. ("CII"), an affiliate of Chase Manhattan Corp., and 66 current and former members of the Company's management or their heirs (the "Management Investors");
(ii) SMG-II Series A Preferred Stock by five affiliates of Merrill Lynch & Co., Inc. (the "ML Preferred Investors", the ML Common Investors and ML Preferred Investors hereinafter collectively referred to as the "ML Investors"); (iii) SMG-II Class B Common Stock held by three holders, including CII, The Equitable Life Assurance Society of the United States ("Equitable") and an affiliate of Equitable (collectively, the "Equitable Investors"); (iv) SMG-II Series B Preferred Stock held by three holders, including CII and the Equitable Investors; and (v) SMG-II Series C Preferred Stock held by 25 Management Investors. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B

Common Stock, in each case on a share-for-shares basis. All holders of SMG-II capital stock are parties to a Stockholders Agreement dated as of February 4, 1991, as amended, with SMG-II (the "1991 Stockholders Agreement"), which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and its subsidiaries. None of SMG-II's capital stock is publicly traded on any market. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                  (in millions)

                                                                  Fiscal Years(a)
                                                  ---------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                  -------    -------    -------    -------    -------
Statements of Operations Data:
Sales .........................................   $ 3,655    $ 3,696    $ 3,711    $ 3,972    $ 3,969
Cost of sales (exclusive of depreciation and
  amortization shown separately below) ........     2,612      2,652      2,620      2,838      2,866
                                                  -------    -------    -------    -------    -------
Gross profit ..................................     1,043      1,044      1,091      1,134      1,103
Selling, general and administrative expenses ..       833        841        857        866        851
Depreciation and amortization(b) ..............        77         84         89         80         76
Restructuring charge(c) .......................        --         --          9         --         --
Lease commitment charge(d) ....................        --         --          9         --         --
Gain on disposition of freestanding drug
stores(e) .....................................        --         --         --         16         --
Gain on disposal of Purity Supreme, Inc.(f) ...        --         --         --         16         --
                                                  -------    -------    -------    -------    -------
Operating earnings ............................       133        119        127        220        176
Interest expense, net(g) ......................      (161)      (166)      (164)      (171)      (160)
                                                  -------    -------    -------    -------    -------
Earnings (loss) from continuing operations
  before income taxes, gain on disposal of
  home centers segment and extraordinary
  items .......................................       (28)       (47)       (37)        49         16
Income tax (provision) benefit ................        (2)        (2)        18         30         (4)
                                                  -------    -------    -------    -------    -------
Earnings (loss) from continuing operations
  before gain on disposal of home centers
  segment and extraordinary items .............       (30)       (49)       (19)        79         12
Loss from discontinued operations .............        --         --         --         --         (2)
Gain on disposal of home centers segment, net
  of tax(h) ...................................        --         --         --         --         17
                                                  -------    -------    -------    -------    -------
Earnings (loss) before extraordinary items ....       (30)        --        (19)        79         27
Extraordinary items, net of tax(i) ............        --         (8)        (1)        (2)        (4)
                                                  -------    -------    -------    -------    -------
Net earnings (loss) ...........................       (30)       (57)       (20)        77         23
Less: non-cash preferred stock accretion and
  dividend requirements .......................       (19)       (19)       (19)       (19)       (19)
                                                  -------    -------    -------    -------    -------
Net earnings (loss) attributable to common
  stockholder(j) ..............................   $   (49)   $   (76)   $   (39)   $    58    $     4
                                                  =======    =======    =======    =======    =======
Ratio of earnings to fixed charges(k) .........        --         --         --       1.27x      1.09x
                                                  =======    =======    =======    =======    =======
Deficiency in earnings available to cover fixed
   charges(l) .................................   $    28    $    47    $    37    $    --    $    --
                                                  =======    =======    =======    =======    =======

                                                                     As of
                                                  ---------------------------------------------------
                                                   Jan. 30,   Jan. 31,   Feb. 1,   Feb. 3,    Jan. 28,
                                                    1999       1998       1997       1996       1995
                                                  -------    -------    -------    -------    -------
Balance Sheet Data:
Total assets ..................................   $   828    $   908    $ 1,017    $ 1,009    $ 1,029
Working capital deficiency ....................        44        107        176        164        124
Lease obligations, long-term ..................       161        170        176        140        127
Long-term debt, net of current maturities .....     1,259      1,208      1,213      1,242      1,353
Cumulative exchangeable redeemable preferred
stock .........................................       109        107        105        104        102
Stockholder's deficiency ......................     1,382      1,334      1,258      1,222      1,280

                                                   (footnotes on following page)

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS

(a) The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Fiscal years consist of 52 weeks, except for 53 weeks in Fiscal 1995.

(b) In Fiscal 1996 depreciation and amortization includes a $5 million pretax charge to write down certain fixed assets held for sale to their estimated net realizable values. See Note 5 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.

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

(f) During Fiscal 1995, the Company recorded a pretax gain of $16 million related to the sale of its remaining investment in Purity Supreme, Inc., to the Shop & Shop Companies, Inc.

(g) Prior to Fiscal 1995, interest expense was net of interest charged to discontinued operations.

(h) During Fiscal 1994, the Company sold its home centers segment, which resulted in a gain on sale of $17 million, net of $2 million of income taxes.

(i) During Fiscal 1997 and Fiscal 1996, the Company recorded extraordinary charges of $8 million and $1 million, respectively, net of an income tax benefit, related to the early extinguishment of debt. See Note 15 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K. During Fiscal 1995 and Fiscal 1994, the Company recorded extraordinary charges of $2 million and $4 million, respectively, net of an income benefit, related to the early extinguishment of debt.

(j) On February 4, 1991, the Company became a wholly owned subsidiary of SMG-II through the consummation of an exchange offer whereby the then existing stockholders exchanged on a one-for-one basis shares of the Company's common stock for shares of common stock of SMG-II. Since the Company is a wholly owned subsidiary, earnings (loss) per share information is not presented.

(k) For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals). In addition, for Fiscal 1995, the inclusion of preferred stock dividend requirements results in a ratio of earnings to fixed charges and preferred stocks dividends of 1.10x. For Fiscal 1994, the inclusion of preferred stock dividend requirements results in a deficiency in earnings available to cover fixed charges and preferred stock dividends of approximately $7 million.

(l) For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Fiscal 1998 v. Fiscal 1997

      Sales: Sales in Fiscal 1998 were $3.66 billion compared to $3.70 billion in Fiscal 1997. Same store sales increased 0.7% for the year. Sales in Fiscal 1998 compared to Fiscal 1997 were also impacted by closed and divested stores, offset by new store openings in Fiscal 1997. During Fiscal 1998, the Company opened no new stores, closed three stores and completed 14 renovations and enlargements to existing supermarkets. The Company operated 132 and 135 supermarkets at the end of Fiscal 1998 and Fiscal 1997, respectively.

      Gross Profit: Gross profit in Fiscal 1998 was $1.04 billion or 28.5% of sales compared to $1.04 billion or 28.2% of sales for the prior year. The increase in gross profit as a percentage of sales for Fiscal 1998 compared to the prior year was due to the savings realized from the Company's outsourcing at the end of Fiscal 1997 of certain of its distribution center operations, lower shrink and improvements in the perishables mix. The cost of goods sold comparisons were impacted by a pretax LIFO charge of $3.4 million and a pretax LIFO credit of $5.4 million in Fiscal 1998 and Fiscal 1997, respectively. The pretax LIFO charge for Fiscal 1998 is primarily due to inflation in dairy related products and cigarettes. The pretax LIFO credit for Fiscal 1997 includes a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory and a $0.8 million gain on a LIFO liquidation related to the sale of the Company's grocery, frozen and perishable merchandise in connection with the C&S Supply Agreement (see Note 17 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

      Selling, General and Administrative Expenses ("SG&A"): SG&A in Fiscal 1998 decreased $8.0 million or 1.0% compared to the prior year. As a percentage of sales, SG&A was 22.8% in each of Fiscal 1998 and Fiscal 1997. The decrease in SG&A for Fiscal 1998 compared to the prior year was primarily due to the gain recognized on the sale of certain real estate, lower insurance and store labor expenses, along with lower operating costs which resulted from sold and closed stores, partially offset by higher incentive expense. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 22.9% for Fiscal 1998.

      Depreciation and Amortization: Depreciation and amortization of $77.0 million in Fiscal 1998 was $6.6 million lower than the prior year of $83.6 million. The decrease in depreciation and amortization expense in Fiscal 1998 compared to the prior year was primarily due to the sale of certain of the Company's distribution center facilities at the end of Fiscal 1997, as part of its transaction with C&S, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $3.1 million and $3.4 million in Fiscal 1998 and Fiscal 1997, respectively.

      Operating Earnings: Operating earnings in Fiscal 1998 were $133.3 million compared to the prior year of $119.5 million. The increase in operating earnings in Fiscal 1998 compared to the prior year was primarily due to lower SG&A and lower depreciation and amortization expense.

      Interest Expense: Interest expense was $161.3 million in Fiscal 1998 compared to $166.8 million in the prior year. The decrease in interest expense in Fiscal 1998 compared to the prior year was primarily due to reductions in the term loan component (the "Term Loan") of the Credit Agreement dated as of June 30, 1997 among Pathmark, Chase Manhattan Bank as agent and the lender parties thereto (the "Credit Agreement") and lease obligations, lower amortization of debt issuance costs and the paydown of certain mortgages and the repayment of the PTK Exchangeable Guaranteed Debentures (as defined in Note 8 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K), partially offset by the debt accretion on the Deferred Coupon Notes (as defined in Note 8 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

      Income Taxes: The income tax provision was $1.7 million and $2.2 million in Fiscal 1998 and Fiscal 1997, respectively. For Fiscal 1998, the Company recorded a valuation allowance primarily related to the income tax benefit; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $50.2 million at January 30, 1999 will be realized through the implementation of tax strategies which could generate taxable income.

      During Fiscal 1998, the Company made income tax payments of $1.0 million and received income tax refunds of $4.5 million. During Fiscal 1997, the Company made income tax payments of $4.8 million and received income tax refunds of $5.8 million.

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

      Summary of Operations: For Fiscal 1998, the Company's net loss was $29.7 million compared to a net loss of $56.9 million for the prior year. The decrease in net loss in Fiscal 1998 compared to the prior year was primarily due to higher operating earnings and lower interest expense in Fiscal 1998 and the extraordinary loss in Fiscal 1997.

      EBITDA-FIFO: EBITDA-FIFO was $212.2 million and $201.6 million in Fiscal 1998 and Fiscal 1997, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate, the LIFO charge (credit) and unusual transactions. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

      Fiscal 1997 v. Fiscal 1996

      Sales: Sales in Fiscal 1997 were $3.70 billion compared to $3.71 billion in the prior year, a decrease of 0.4%. Same store sales increased 0.8% for the year. Sales in Fiscal 1997 compared to Fiscal 1996 were also impacted by new store openings and remodels, offset by sold and closed stores. During Fiscal 1997, the Company opened two new Pathmark stores, completed 13 major renovations and enlargements to existing supermarkets, and sold four and closed seven stores. The Company operated 135 and 144 supermarkets at the end of Fiscal 1997 and Fiscal 1996, respectively.

      Gross Profit: Gross profit in Fiscal 1997 was $1.04 billion or 28.2% of sales compared to $1.09 billion or 29.4% of sales for the prior year. The decrease in gross profit in both dollars and as a percentage of sales for Fiscal 1997 compared to the prior year was due to the promotional pricing program introduced during the first quarter of Fiscal 1997, as well as the pre-Thanksgiving holiday promotions during the third quarter of Fiscal 1997. The cost of goods sold comparisons were impacted by a pretax LIFO credit of $5.4 million and $1.3 million in Fiscal 1997 and Fiscal 1996, respectively. The pretax LIFO credit for Fiscal 1997 includes a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory and a $0.8 million gain on a LIFO liquidation related to the sale of the Company's grocery, frozen and perishable merchandise in connection with the C&S Supply Agreement (see Note 17 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

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

      Income Taxes: The income tax provision was $2.2 million in Fiscal 1997 compared to an income tax benefit of $17.7 million in Fiscal 1996. The 1997 provision is net of a $21.8 million increase in the valuation allowance related to the Company's deferred income tax assets.

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

      EBITDA-FIFO: EBITDA-FIFO was $201.6 million and $236.7 million in Fiscal 1997 and Fiscal 1996, respectively.

Financial Condition

      Debt Service: During Fiscal 1998, total long-term debt increased $22.6 million from Fiscal 1997 year end primarily due to borrowings under the working capital facility component of the Credit Agreement (the "Working Capital Facility") and debt accretion on the Deferred Coupon Notes, partially offset by the repayment of the PTK Exchangeable Guaranteed Debentures, reductions in the Term Loan and a net decrease in certain mortgages. Borrowings under the Working Capital Facility were $43.0 million at January 30, 1999 and $44.4 million at April 21, 1999. In addition, during Fiscal 1998, total lease obligations decreased $12.1 million from Fiscal 1997 year end.

      During the third quarter of Fiscal 1998, the Company paid in full $20.1 million of mortgages, due December 1998, on six properties in conjunction with a $23.3 million refinancing of four of these properties. The new mortgages are payable in installments through Fiscal 2008, including a scheduled final payment of $18.6 million.

      During Fiscal 1998, the Company sold certain real estate for $55.7 million, including $22.9 million related to the sale of the distribution center, previously leased to Rickel Home Centers, Inc. ("Rickel") and recognized a gain of $5.1 million. The proceeds were used to paydown the related mortgages and a portion of the Working Capital Facility.

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

      The Company is required to make sinking fund payments on the Subordinated Notes (as defined in Note 8 of the Notes to Consolidated Financial Statements at
Item 8, Part II of this Form 10-K) in the amount of 25% of the original aggregate principal amount of the Subordinated Notes on each of June 15, 2000 and June 15, 2001. The Subordinated Debentures (as defined in Note 8 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the remaining Subordinated Notes mature on June 15, 2002. The Senior Subordinated Notes (as defined in Note 8 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the Deferred Coupon Notes mature in Fiscal 2003. The Company has no payment obligations, through intercompany notes or otherwise, with respect to its parent's indebtedness.

      The majority of the cash interest payments are scheduled in the second and fourth quarters.

      The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes) are as follows (dollars in millions):

                                                                  Principal
    Fiscal Years                                                   Payments
    ------------                                                   --------
         1999 ......................................              $   15.9
         2000 ......................................                  78.8
         2001 ......................................                 307.4
         2002 ......................................                 196.3
         2003 ......................................                 654.5
         Thereafter ................................                  21.5
                                                                  --------
                                                                  $1,274.4
                                                                  ========

      Liquidity: The consolidated financial statements of the Company indicate that, at January 30, 1999, current liabilities exceeded current assets by $44.5 million and stockholder's deficiency was $1.4 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility (refer to Notes 1 and 8 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the maturity of a portion of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at January 30,

1999 and, based on management's operating projections for Fiscal 1999, the Company believes that it will continue to be in compliance with its various debt covenants, as amended. The Company's ability to make scheduled payments, to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

      Preferred Stock Dividends: The terms of the Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if, declared by the Board of Directors of Holdings. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Preferred Stock. Since January 15, 1993, dividends not paid in cash cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of January 30, 1999, unpaid dividends of $107.6 million were accrued and included in other noncurrent liabilities.

      Capital Expenditures: Capital expenditures for Fiscal 1998, including property acquired under capital leases, were $53.5 million compared to $58.0 million for Fiscal 1997 and $94.7 million for Fiscal 1996. During Fiscal 1998, the Company opened no new stores, closed three stores and completed 14 renovations and enlargements to existing supermarkets. During Fiscal 1999, the Company plans to open up four new Pathmark stores and complete up to an aggregate of 47 renovations and enlargements. Capital expenditures for Fiscal 1999, including property to be acquired under capital leases, are estimated to be $99.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

      Cash Flows: Cash used for operating activities amounted to $25.4 million in Fiscal 1998 compared to cash provided by operating activities of $58.2 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Cash provided by investing activities was $15.1 million in Fiscal 1998 compared to $95.7 million in the prior year. The decrease in cash provided by investing activities was primarily due to the proceeds related to the C&S Purchase Agreement in Fiscal 1997 and an increase in expenditures of property and equipment, partially offset by an increase in proceeds from property dispositions. Cash used for financing activities was $44.9 million in Fiscal 1998 compared to $101.9 million in the prior year. The decrease in cash used for financing activities was primarily due to a net increase in borrowings under the Credit Agreement in Fiscal 1998, as compared to a net decrease in borrowings under the credit agreements in Fiscal 1997; this change in borrowing activities between Fiscal 1998 and Fiscal 1997 was primarily due to the impact of the C&S transaction described above. The decrease in cash used for financing activities was also due to a decrease in deferred financing fees related to the Credit Agreement in Fiscal 1997, partially offset by the note receivable from PTK and a decrease in book overdrafts related to the C&S transition.

      Cash provided by operating activities amounted to $58.2 million in Fiscal 1997 compared to $77.6 million in the prior year. The decrease in net cash provided by operating activities was primarily due to an increase in the net loss and an increase in cash used for operating assets and liabilities. Cash provided by investing activities was $95.7 million in Fiscal 1997 compared to cash used for investing activities of $47.0 million in the prior year. The increase in cash provided by investing activities was primarily due to an increase in proceeds related to the C&S

Purchase Agreement, property dispositions and a decrease in expenditures of property and equipment. Cash used for financing activities was $101.9 million in Fiscal 1997 compared to $32.1 million in the prior year. The increase in cash used for financing activities was primarily due to a decrease in borrowings in conjunction with the Credit Agreement, net of repaying in full the former term loan and former working capital facility in Fiscal 1997, the proceeds from the lease financing of three supermarket locations in Fiscal 1996, a decrease in book overdrafts and an increase in deferred financing fees related to the Credit Agreement in Fiscal 1997.

      Year 2000 Readiness: This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 to the extent that the disclosure relates to the Year 2000 processing of the Company.

      The Company is preparing its computer systems and hardware to deal with the issues related to the Year 2000. This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the Year 2000.

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

      The Company has committed significant resources in connection with resolving its Year 2000 issues. The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. Through IBM, this effort is under way across the Company and is following a process of inventory, analysis, modification, testing and implementation. A major portion of these costs will be met under the existing agreement with IBM through a reprioritization of systems development projects, with the remainder representing incremental costs. Those systems development projects, which have been deferred due to the Year 2000 readiness program, are not deemed to be critical to the Company's operations. As of April 21, 1999, the Company believes that approximately 54% of its mainframe information systems are Year 2000 ready. The Company estimates that the total costs associated with achieving Year 2000 readiness will be approximately $17.0 million (of which approximately $6.2 million has been expended through January 30, 1999), consisting of system remediation costs of $9.0 million and equipment replacement of $8.0 million. The Company anticipates that it will finance the cost of its Year 2000 remediation using its existing sources of liquidity.

      The Company expects to complete its Year 2000 remediation by August 1999. However, the Company's ability to execute its plan in a timely manner may be adversely affected by a variety of factors, some of which are beyond the Company's control, including turnover of key employees, availability and continuity of IBM consultants and the potential for unforeseen implementation problems. The Company's business could be interrupted if the Year 2000 plan is not implemented in a timely manner, if the Company's vendors, service providers or other third parties are not Year 2000 ready or if the Company's contingency plans are not successful. Any such business interruptions could have a material adverse effect on the Company's results of operation, liquidity or financial condition by impairing its ability to process customer transactions, as well as to order and receive merchandise for sale in a timely manner.

New Accounting Standards Not Yet Adopted

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially affect the financial position or results of operations of the Company.

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

ITEM 8. Consolidated Financial Statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                   52 Weeks Ended
                                                       ---------------------------------------
                                                       January 30,    January 31,    February 1,
                                                          1999           1998           1997
                                                       -----------    -----------    -----------
Sales ..............................................   $ 3,655,211    $ 3,696,040    $ 3,710,990
Cost of sales (exclusive of depreciation and
  amortization shown separately below) .............     2,611,984      2,652,028      2,619,329
                                                       -----------    -----------    -----------
Gross profit .......................................     1,043,227      1,044,012      1,091,661
Selling, general and administrative expenses .......       832,948        840,942        857,374
Depreciation and amortization ......................        77,027         83,585         89,139
Restructuring charge ...............................            --             --          9,137
Lease commitment charge ............................            --             --          8,763
                                                       -----------    -----------    -----------
Operating earnings .................................       133,252        119,485        127,248
Interest expense ...................................      (161,325)      (166,780)      (164,118)
                                                       -----------    -----------    -----------
Loss before income taxes and extraordinary items ...       (28,073)       (47,295)       (36,870)
Income tax (provision) benefit .....................        (1,651)        (2,164)        17,723
                                                       -----------    -----------    -----------
Loss before extraordinary items ....................       (29,724)       (49,459)       (19,147)
Extraordinary items, net of an income tax benefit
  of $5,456 in Fiscal 1997 and $695 in Fiscal 1996 .            --         (7,488)          (997)
                                                       -----------    -----------    -----------
Net loss ...........................................       (29,724)       (56,947)       (20,144)
Less: non-cash preferred stock accretion and
  dividend requirements ............................       (19,101)       (19,026)       (18,954)
                                                       -----------    -----------    -----------
Net loss attributable to common stockholder ........   $   (48,825)   $   (75,973)   $   (39,098)
                                                       ===========    ===========    ===========

                 See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                       January 30,   January 31,
                                                          1999           1998
                                                      -----------    -----------
ASSETS
Current Assets
  Cash and cash equivalents .......................   $     7,726    $    62,914
  Accounts receivable, net ........................        13,792         11,519
  Merchandise inventories .........................       143,212        148,983
  Income taxes receivable .........................         1,482             --
  Deferred income taxes, net ......................         4,026          8,492
  Prepaid expenses ................................        21,527         21,455
  Due from suppliers ..............................        49,600         13,027
  Other current assets ............................        10,708         11,480
                                                      -----------    -----------
    Total Current Assets ..........................       252,073        277,870
Property and Equipment, Net .......................       471,583        530,716
Deferred Financing Costs, Net .....................        15,723         18,547
Deferred Income Taxes, Net ........................        46,148         46,279
Other Assets ......................................        42,525         34,342
                                                      -----------    -----------
                                                      $   828,052    $   907,754
                                                      ===========    ===========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
  Accounts payable ................................   $    94,426    $   129,372
  Book overdrafts .................................         4,541         26,330
  Current maturities of long-term debt ............        15,902         43,478
  Income taxes payable ............................            --            372
  Accrued payroll and payroll taxes ...............        52,014         49,599
  Current portion of lease obligations ............        21,956         24,417
  Accrued interest payable ........................        21,325         18,300
  Accrued expenses and other current liabilities ..        86,404         93,336
                                                      -----------    -----------
    Total Current Liabilities .....................       296,568        385,204
                                                      -----------    -----------
Long-Term Debt ....................................     1,258,539      1,208,327
                                                      -----------    -----------
Lease Obligations, Long-Term ......................       160,820        170,471
                                                      -----------    -----------
Other Noncurrent Liabilities ......................       385,287        370,697
                                                      -----------    -----------
Redeemable Securities
  Exchangeable Preferred Stock, $.01 par value ....       109,069        107,183
                                                      -----------    -----------
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671 shares
    Liquidation preference, $25 per share: $122,267
Commitments and Contingencies (Notes 11, 17 and 24)
Stockholder's Deficiency
Class A Common Stock $.01 par value ...............             7              7
  Authorized: 1,075,000 shares
  Issued and outstanding: 650,675 shares
Class B Common Stock $.01 par value ...............             3              3
  Authorized: 1,000,000 shares
  Issued and outstanding: 320,000 shares
Paid-in Capital ...................................       196,357        197,521
Accumulated Deficit ...............................    (1,578,598)    (1,531,659)
                                                      -----------    -----------
    Total Stockholder's Deficiency ................    (1,382,231)    (1,334,128)
                                                      -----------    -----------
                                                      $   828,052    $   907,754
                                                      ===========    ===========

                 See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                     (in thousands except per share amounts)

                                          Class A      Class B                                       Total
                                          Common       Common          Paid-in      Accumulated   Stockholder's
                                           Stock        Stock          Capital        Deficit      Deficiency
                                         -----------   -----------   -----------    -----------    -----------
Balance, February 3, 1996 ............   $         7   $         3   $   197,671    $(1,420,138)   $(1,222,457)
  Net loss ...........................            --            --            --        (20,144)       (20,144)
  Accrued dividends on preferred stock
     ($3.52 per share) ...............            --            --            --        (17,215)       (17,215)
  Accretion on preferred stock .......            --            --        (1,739)            --         (1,739)
  Capital contribution from SMG-II
     Holdings Corporation ............            --            --         3,400             --          3,400
                                         -----------   -----------   -----------    -----------    -----------
Balance, February 1, 1997 ............             7             3       199,332     (1,457,497)    (1,258,155)
  Net loss ...........................            --            --            --        (56,947)       (56,947)
  Accrued dividends on preferred stock
    ($3.52 per share) ................            --            --            --        (17,215)       (17,215)
  Accretion on preferred stock .......            --            --        (1,811)            --         (1,811)
                                         -----------   -----------   -----------    -----------    -----------
Balance, January 31, 1998 ............             7             3       197,521     (1,531,659)    (1,334,128)
  Net loss ...........................            --            --            --        (29,724)       (29,724)
  Accrued dividends on preferred stock
    ($3.52 per share) ................            --            --            --        (17,215)       (17,215)
  Accretion on preferred stock .......            --            --        (1,886)            --         (1,886)
  Capital contribution from SMG-II
    Holdings Corporation .............            --            --           722             --            722
                                         -----------   -----------   -----------    -----------    -----------
Balance, January 30, 1999 ............   $         7   $         3   $   196,357    $(1,578,598)   $(1,382,231)
                                         ===========   ===========   ===========    ===========    ===========

                 See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   52 Weeks Ended
                                                                     -----------------------------------------
                                                                      January 30,    January 31,    February 1,
                                                                         1999          1998            1997
                                                                      ---------      ---------      ---------
Operating Activities
  Net loss ......................................................     $ (29,724)     $ (56,947)     $ (20,144)
  Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
    Extraordinary loss on early extinguishment of debt ..........            --          7,488            997
    Depreciation and amortization ...............................        80,684         87,513         92,668
    Deferred income tax benefit .................................         4,597         (5,272)       (14,674)
    Interest accruable but not payable ..........................        20,812         18,509         16,678
    Amortization of original issue discount .....................         1,097          3,341          3,124
    Amortization of debt issuance costs .........................         4,159          5,542          7,426
    (Gain) loss on disposal of property and equipment ...........        (4,332)           127         (5,347)
    Cash provided by (used for) operating assets and liabilities:
      Accounts receivable, net ..................................        (2,273)         1,280         (1,959)
      Merchandise inventories ...................................         5,771         22,471          8,340
      Income taxes ..............................................        (1,854)         7,948           (262)
      Prepaid expenses ..........................................        (3,169)          (849)        (2,886)
      Due from suppliers ........................................       (36,573)           923           (772)
      Other current assets ......................................           972         (4,864)        (1,789)
      Other assets ..............................................        (5,566)         9,710          1,351
      Accounts payable ..........................................       (34,946)       (38,074)       (17,882)
      Accrued payroll and payroll taxes .........................         2,415         (6,815)         1,987
      Accrued interest payable ..................................         2,933         (2,289)         1,403
      Accrued expenses and other current liabilities ............        (7,029)         2,707         (1,919)
      Other noncurrent liabilities ..............................       (23,397)         5,733         11,222
                                                                      ---------      ---------      ---------
        Cash provided by (used for) operating activities ........       (25,423)        58,182         77,562
                                                                      ---------      ---------      ---------

Investing Activities
  Property and equipment expenditures ...........................       (41,332)       (34,327)       (55,184)
  Proceeds from disposition of property and equipment ...........        56,436         26,132          8,170
  Net proceeds in connection with the C&S Purchase Agreement ....            --        103,858             --
                                                                      ---------      ---------      ---------
        Cash provided by (used for) investing activities ........        15,104         95,663        (47,014)
                                                                      ---------      ---------      ---------

Financing Activities
  Increase (decrease) in Pathmark working capital facilities
  borrowings ....................................................        43,000        (73,500)        27,500
  Increase in other long-term debt ..............................        26,652          1,956          2,052
  Repayment of Pathmark term loans ..............................        (7,566)      (279,877)       (44,828)
  Repayment of other long-term debt .............................       (61,359)        (6,136)       (11,092)
  Reduction in lease obligations ................................       (22,718)       (21,409)       (20,090)
  Decrease in book overdrafts ...................................       (21,789)       (14,756)        (2,903)
  Deferred financing fees .......................................        (1,335)        (8,044)        (3,597)
  Capital contribution from SMG II Holdings Corporation .........           246             --             --
  Borrowings under Pathmark Term Loan in connection with the
    new Credit Agreement ........................................            --        300,000             --
  Premiums incurred in early extinguishment of debt .............            --           (132)          (554)
  Proceeds from lease financing .................................            --             --         21,405
                                                                      ---------      ---------      ---------
        Cash used for financing activities ......................       (44,869)      (101,898)       (32,107)
                                                                      ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents ................       (55,188)        51,947         (1,559)
Cash and cash equivalents at beginning of period ................        62,914         10,967         12,526
                                                                      ---------      ---------      ---------
Cash and cash equivalents at end of period ......................     $   7,726      $  62,914      $  10,967
                                                                      =========      =========      =========
Supplemental Disclosures of Cash Flow Information
  Interest paid .................................................     $ 132,234      $ 141,626      $ 135,423
                                                                      =========      =========      =========
  Income taxes paid .............................................     $   1,032      $   4,830      $   4,686
                                                                      =========      =========      =========
Noncash Investing and Financing Activities
  Capital lease obligations .....................................     $  12,200      $  23,626      $  39,564
                                                                      =========      =========      =========

                 See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Business

      Organization and Basis of Presentation:

      Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 132 supermarkets as of January 30, 1999, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

      On November 15, 1990, SMG-II Holdings Corporation, a then newly incorporated Delaware corporation ("SMG-II"), commenced an exchange offer (the "Exchange Offer"), pursuant to which the then existing common stockholders of the Company could exchange, on a one-for-one basis, shares of the Company's common stock for shares of SMG-II's common stock. All outstanding shares of the Company's common stock were exchanged pursuant to the Exchange Offer. As a result of the Exchange Offer, SMG-II owns all of the Company's common stock and is effectively a holding company for the operations of the Company. Simultaneously, SMG-II sold 417,500 shares of its Cumulative Convertible Preferred Stock (the "SMG-II Preferred Stock") for an aggregate purchase price of $83.5 million to various institutional investors. SMG-II utilized these proceeds to purchase certain Holdings debt instruments and shares of Holdings $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). Such securities were contributed to and retired by Holdings; in addition, cash sufficient to pay associated income taxes was also contributed to Holdings.

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

      Management's Plan:

      The consolidated financial statements of the Company indicated that, at January 30, 1999, current liabilities exceeded current assets by $44.5 million and the stockholder's deficiency was $1.4 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under its Pathmark working capital facility (the "Working Capital Facility") and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

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

      The accompanying consolidated balance sheets include reserves for self-insured claims relating to customer, employee and vehicle accidents and covered employee medical benefits. The liabilities for customer and employee accident claims are recorded at present value, due to the long-term payout of these claims (see Note 7). While the Company believes that the amounts provided are adequate to cover its self-insured liabilities, it is reasonably possible that the final resolution of these claims may differ from the amounts provided.

      Fiscal Year:

      The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks.

      Statements of Cash Flows:

      All investments and marketable securities with a maturity of three months or less at date of purchase are considered to be cash equivalents. The Company had no cash equivalent investments as of January 30, 1999 and $52.0 million of cash equivalent investments as of January 31, 1998.

      Merchandise Inventories:

      Merchandise inventories are valued at the lower of cost or market. Cost for substantially all merchandise inventories is determined on a last-in, first-out ("LIFO") basis.

      Rental Video Tapes:

      Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful lives. The amortization of video tapes, included in cost of goods sold, approximated $3.1 million, $3.4 million and $3.1 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

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

      Long-Lived Assets:

      The carrying value of long-lived assets used in the Company's operations are assessed for recoverability based upon groups of assets and the related undiscounted cash flow generated by such assets. Assets held for sale are reviewed for impairment based upon the estimated net realizable value of such assets.

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

      Advertising Costs:

      Advertising costs, net of vendor reimbursements, are expensed as incurred and were $18.5 million, $18.9 million and $23.7 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Store Preopening and Closing Costs:

      Store preopening costs are expensed as incurred. Store closing costs, such as future rent and real estate taxes subsequent to the actual store closing, net of expected sublease recovery, are recorded at present value when management makes a decision to close a store (see Note 7).

      Income Taxes:

      The Company joins in filing a consolidated federal income tax return with its parent SMG-II. The Company's income taxes are computed based on a tax sharing agreement with SMG-II, in which the Company computes a hypothetical tax return as if the Company was not joined in a consolidated return with SMG-II. The Company must pay SMG-II the positive amount of any such hypothetical tax. If the hypothetical tax return shows entitlement to a refund, including any refund attributable to a carryback, then SMG-II will pay to the Company the amount of such refund.

      Earnings (Loss) Per Common Share:

      Since the Company is a wholly owned subsidiary, earnings (loss) per share is not presented.

      Software:

      Externally purchased software is capitalized and amortized over three years.

      Beginning in Fiscal 1998, internally developed software is accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 defines the types of costs that are capitalizable for computer software projects and requires all other costs to be expensed in the period incurred. SOP 98-1 requires that in order for costs to be capitalizable they must be intended to create a new system or add identifiable functionality to an existing system. The early adoption of SOP 98-1 did not materially affect the financial condition or results of operations of the Company. For Fiscal 1998, the amount capitalized for internally developed software projects was $0.25 million, which is being amortized over three years. Prior to Fiscal 1998, internally developed software was expensed as incurred.

      The amortization of capitalized software, included in selling, general and administrative expenses, approximated $0.5 million in both Fiscal 1998 and Fiscal 1997 and $0.4 million in Fiscal 1996.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 2--Summary of Significant Accounting Policies--(Continued)

      Comprehensive Income:

      Effective in Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company, at this time, has no items of comprehensive income other than net income and, accordingly, the total comprehensive loss is the same as the reported net loss for all periods presented.

      Segment Reporting:

      Effective in Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative disclosures relating to a company's operating statements. The Company, at this time, has one reportable segment (retail grocery), operates in one geographical area (United States), and has no major customers representing 10% or more of sales.

      New Accounting Standards Not Yet Adopted:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially affect the financial condition or results of operations of the Company.

      Reclassifications:

      Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1998 presentation.

Note 3--Accounts Receivable

      Accounts receivable are comprised of the following (dollars in thousands):

                                                       January 30,   January 31,
                                                          1999          1998
                                                       -----------   -----------
Prescription plans .............................         $13,431      $10,074
Other ..........................................           1,604        2,639
                                                         -------      -------
Accounts receivable ............................          15,035       12,713
Less: allowance for doubtful accounts ..........           1,243        1,194
                                                         -------      -------
Accounts receivable, net .......................         $13,792      $11,519
                                                         =======      =======

Note 4--Merchandise Inventories

      Merchandise inventories are comprised of the following (dollars in thousands):

                                                      January 30,    January 31,
                                                         1999          1998
                                                      -----------    -----------
Merchandise inventories at FIFO cost .........         $182,679      $185,070
Less: LIFO reserve ...........................           39,467        36,087
                                                       --------      --------
Merchandise inventories at LIFO cost .........         $143,212      $148,983
                                                       ========      ========

      The increase in the LIFO reserve in Fiscal 1998 is primarily due to inflation in dairy related products and cigarettes. For Fiscal 1997, the liquidation of LIFO layers resulted in a $2.8 million gain related to the sale of the Company's pharmaceutical, grocery, frozen and perishable warehouse inventory.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 5--Property and Equipment

      Property and equipment are comprised of the following (dollars in thousands):

                                                        January 30,  January 31,
                                                           1999         1998
                                                        -----------  ---------
Land................................................     $ 40,295     $ 54,318
Buildings and building improvements.................      147,630      169,923
Fixtures and equipment..............................      173,687      176,934
Leasehold costs and improvements....................      268,092      279,428
Transportation equipment............................       12,551       19,820
                                                         --------      -------
Property and equipment, owned.......................      642,255      700,423
Property and equipment under capital leases.........      205,555      213,503
                                                         --------      -------
Property and equipment, at cost.....................      847,810      913,926
Less: accumulated depreciation and amortization.....      376,227      383,210
                                                         --------      -------
Property and equipment, net.........................     $471,583     $530,716
                                                         ========      =======

      During Fiscal 1998, the Company sold certain real estate for $55.7 million, including $22.9 million related to the sale of the distribution center previously leased to Rickel Home Centers, Inc. ("Rickel") (see Note 24), and recognized a gain of $5.1 million. The proceeds were used to paydown the related mortgages and a portion of the Working Capital Facility.

      During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $5.4 million to write down fixed assets held for sale, principally in its southern region, to their estimated net realizable values. This charge is included in depreciation and amortization expense in the accompanying consolidated statement of operations for Fiscal 1996.

Note 6--Deferred Financing Costs, Net

      Deferred financing costs are comprised of the following (dollars in thousands):

                                                        January 30,  January 31,
                                                           1999         1998
                                                        -----------  -----------
Deferred financing costs .....................            $29,938     $28,599
Less: accumulated amortization ...............             14,215      10,052
                                                          -------     -------
Deferred financing costs, net ................            $15,723     $18,547
                                                          =======     =======

Note 7--Other Noncurrent Liabilities

      Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                    January 30,   January 31,
                                                       1999          1998
                                                    -----------   -----------
Deferred income related to the C&S
  transaction (see Note 17) ....................     $ 55,448     $ 60,837
Self-insured liabilities .......................       48,187       58,569
Pension and deferred compensation ..............       21,906       20,296
Other postretirement and postemployment benefits       37,813       39,942
Accrued dividends ..............................      107,595       90,380
Closed stores ..................................       20,747       13,798
Lease commitments ..............................        7,104        6,810
Other ..........................................       86,487       80,065
                                                     --------     --------
Other noncurrent liabilities ...................     $385,287     $370,697
                                                     ========     ========

      Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 8--Long-Term Debt

      Long-term debt is comprised of the following (dollars in thousands):

                                                                       January 30,    January 31,
                                                                           1999          1998
                                                                       ----------     ----------
Pathmark Term Loan ("Term Loan") .................................     $  255,684     $  263,250
Pathmark Working Capital Facility ................................         43,000             --
9.625% Pathmark Senior Subordinated Notes due 2003
  ("Pathmark Senior Subordinated Notes") .........................        438,489        438,134
11.625% Pathmark Subordinated Notes due 2002
  ("Pathmark Subordinated Notes") ................................        199,017        199,017
11.625% Holdings Subordinated Notes due 2002
  ("Holdings Subordinated Notes") ................................            983            983
12.625% Pathmark Subordinated Debentures due 2002
  ("Pathmark Subordinated Debentures") ...........................         95,750         95,750
10.75% Pathmark Junior Subordinated Deferred Coupon Notes due 2003
  ("Pathmark Deferred Coupon Notes") .............................        207,880        187,068
10.25% PTK Exchangeable Guaranteed Debentures due 2003
  ("PTK Exchangeable Guaranteed Debentures") .....................             --         30,429
Industrial revenue bonds .........................................          8,302          6,375
Other debt (primarily mortgages) .................................         25,336         30,799
                                                                       ----------     ----------
Total debt .......................................................      1,274,441      1,251,805
Less: current maturities .........................................         15,902         43,478
                                                                       ----------     ----------
Long-term portion ................................................     $1,258,539     $1,208,327
                                                                       ==========     ==========

      Scheduled Maturities of Debt:

      Long-term debt principal payments are as follows (dollars in thousands):

                                                                   Principal
       Fiscal Years                                                Payments
       ------------                                                --------
         1999.................................................    $   15,902
         2000.................................................        78,844
         2001.................................................       307,414
         2002.................................................       196,288
         2003.................................................       654,514
         Thereafter...........................................        21,479
                                                                   ---------
                                                                  $1,274,441
                                                                   =========

      Bank Credit Agreement:

      On June 30, 1997, the Company, through its Pathmark subsidiary, entered into a $500 million bank credit agreement (the "Credit Agreement") with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility. The Company repaid in full the former term loan and former working capital facility with the borrowings obtained under the Credit Agreement.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 8--Long-Term Debt--(Continued)

      At January 30, 1999, the Company was in compliance with all of its debt covenants. Based upon projected results for the upcoming fiscal year, the Company believes it will be in compliance with its debt covenants, as amended, which include financial covenants concerning levels of operating cash flow, minimum interest and rent expense coverage, maximum leverage ratio, maximum senior debt leverage ratio, maximum consolidated rental payments and maximum capital expenditures. The Credit Agreement also contains other covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitation on indebtedness; (ii) limitation on liens; (iii) restriction on mergers; (iv) restriction on investments, loans, advances, guarantees and acquisitions; (v) restriction on assets sales and sale/leaseback transactions;
(vi) restriction on certain payments of indebtedness and incurrence of certain agreements and (vii) restriction on transactions with affiliates.

      The Company believes it has sufficient unused borrowing capacity under the Working Capital Facility, which can be utilized for unforeseen or for seasonal cash requirements. At January 30, 1999, the Company had $50.5 million in outstanding letters of credit and $106.5 million in unused borrowing capacity under its Working Capital Facility.

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

      PTK Exchangeable Guaranteed Debentures:

      The PTK Exchangeable Guaranteed Debentures were originally formulated to accrete to a maturity value of $218.3 million in Fiscal 2003. On May 12, 1998, PTK repaid, at a discount, the PTK Exchangeable Guaranteed Debentures, totaling $31.2 million.

      Industrial Revenue Bonds:

      Interest rates for the industrial revenue bonds range from 5.0% to 10.9%. The industrial revenue bonds are payable in installments ending in Fiscal 2018.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 8--Long-Term Debt--(Continued)

      Other Debt:

      Other debt includes mortgage notes, which are secured by property and equipment having a net book value of $37.4 million at January 30, 1999. During the third quarter of Fiscal 1998, the Company paid in full $20.1 million of mortgages, due December 1998, on six properties in conjunction with a $23.3 million refinancing of four of these properties. These borrowings, whose interest rates averaged 7.4%, are payable in installments ending in Fiscal 2008, including a scheduled final payment of $18.6 million.

Note 9--Fair Value of Financial Instruments

      The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                January 30, 1999           January 31, 1998
                                             ----------------------      ----------------------
                                             Carrying        Fair        Carrying         Fair
                                              Amount        Value         Amount          Value
                                             ---------     --------      --------       ---------
Debt:
Term Loan ............................     $  255,684     $  255,684     $  263,250     $  263,250
Working Capital Facility .............         43,000         43,000             --             --
Pathmark Senior Subordinated Notes ...        438,489        442,200        438,134        421,344
Pathmark Subordinated Notes ..........        199,017        199,017        199,017        181,782
Holdings Subordinated Notes ..........            983            983            983            898
Pathmark Subordinated Debentures .....         95,750         95,271         95,750         88,846
Pathmark Deferred Coupon Notes .......        207,880        195,968        187,068        133,596
PTK Exchangeable Guaranteed Debentures             --             --         30,429         30,429
Industrial revenue bonds .............          8,302          8,302          6,375          6,375
Other debt (primarily mortgages) .....         25,336         25,336         30,799         30,799
                                           ----------     ----------     ----------     ----------
Total debt ...........................     $1,274,441     $1,265,761     $1,251,805     $1,157,319
                                           ==========     ==========     ==========     ==========
Redeemable Securities:
Exchangeable Preferred Stock .........     $  109,069     $  132,342     $  107,183     $   68,469
                                           ==========     ==========     ==========     ==========

      The fair value of the Term Loan and Working Capital Facility at January 30, 1999 and January 31, 1998 approximated their carrying value due to their floating interest rates. The fair value of the notes, debentures and Exchangeable Preferred Stock are based on the quoted market prices at January 30, 1999 and January 31, 1998, since such instruments are publicly traded. The Company has evaluated its other debt (primarily mortgages) and industrial revenue bonds and believes, based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of January 30, 1999 and January 31, 1998, the carrying values of cash and cash equivalents, accounts receivable, due from suppliers and accounts payable approximated their fair values due to the short-term maturities of these accounts.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 10--Interest Expense

      Interest expense is comprised of the following (dollars in thousands):

                                                          Fiscal Years
                                              ----------------------------------
                                                1998         1997         1996
                                                ----         ----         ----
Pathmark term loans .......................   $ 21,021     $ 22,884     $ 22,616
Pathmark working capital facilities .......      5,098        4,969        5,444
Pathmark Senior Subordinated Notes
    Amortization of original issue discount        355          354          354
    Currently payable .....................     42,350       42,350       42,350
Pathmark Subordinated Notes ...............     23,136       23,151       23,136
Holdings Subordinated Notes ...............        114          114          114
Pathmark Subordinated Debentures ..........     12,088       12,088       12,088
Pathmark Deferred Coupon Notes
    Accrued but not payable ...............     20,812       18,509       16,678
PTK Exchangeable Guaranteed Debentures
    Amortization of original issue discount        742        2,987        2,770
Amortization of debt issuance costs .......      4,159        5,542        7,426
Lease obligations .........................     21,286       22,126       19,399
Mortgages payable .........................      2,562        3,462        3,736
Other, net ................................      7,602        8,244        8,007
                                              --------     --------     --------
Interest expense ..........................   $161,325     $166,780     $164,118
                                              ========     ========     ========

Note 11--Lease Obligations

      At January 30, 1999, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                        Capital       Operating
Fiscal Years                                             Leases         Leases
------------                                            --------        --------
1999 ...........................................        $ 39,824        $ 35,659
2000 ...........................................          38,179          35,329
2001 ...........................................          29,390          34,018
2002 ...........................................          24,293          32,742
2003 ...........................................          20,861          31,818
Thereafter .....................................         231,910         308,010
                                                        --------        --------
Total minimum lease payments(a) ................         384,457        $477,576
                                                                        ========
Less: executory costs (such as taxes,
  maintenance and insurance) ...................           1,852
                                                        --------
Net minimum lease payments .....................         382,605
Less: amounts representing interest ............         199,829
                                                        --------
Present value of net minimum lease
  payments (including current
  installments of $21,956)(b) ..................        $182,776
                                                        ========

----------
(a) Net of sublease income of $0.2 million and $36.1 million for capital and operating leases, respectively.
(b) Includes $20.8 million related to a sale and leaseback accounted for as a financing.

      Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (dollars in thousands):

                                                        Fiscal Years
                                           ------------------------------------
                                              1998          1997          1996
                                              ----          ----          ----
Minimum rentals ......................     $ 42,755      $ 44,525      $ 42,610
Less: rentals from subleases(a) ......       (5,253)       (8,131)       (9,691)
                                           --------      --------      --------
Rent expense .........................     $ 37,502      $ 36,394      $ 32,919
                                           ========      ========      ========

----------
(a) The decrease in sublease rentals is attributable to properties sold, as discussed in Note 5.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Pension and Other Benefit Plans

      Pension and Other Postretirement Benefit Plans:

      Effective in Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"). SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

      The Company maintains a defined benefit pension plan, which covers substantially all non-union and certain union associates. The Company also maintains an unfunded supplemental retirement plan for participants in the defined benefit pension plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law. Additionally, the Company has entered into individual retirement agreements with certain current and retired executives providing for unfunded supplemental pension benefits upon their retirement after attainment of age 60.

      In addition, the Company provides its associates other postretirement benefits, principally health care for non-union associates who retired prior to January 1, 1998, and life insurance benefits.

      The following tables provide a reconciliation of the benefit obligations, plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used (dollars in thousands):

                                                              Pension Benefits          Other Postretirement Benefits
                                                              ----------------          -----------------------------
                                                          January 30,     January 31,     January 30,     January 31,
                                                             1999            1998            1999            1998
                                                          ----------      ----------      ----------      ----------
Change in benefit obligations:
  Benefit obligations at beginning of period ........     $ 147,068       $ 138,209       $  17,308       $  19,858
  Service cost ......................................         2,984           3,224             314             399
  Interest cost .....................................        10,173           9,866             959           1,139
  Plan amendment ....................................         1,880             215          (2,577)             --
  Benefits paid .....................................        (8,239)         (5,834)           (379)         (1,219)
  Actuarial experience (gains) losses ...............         5,252           1,388            (217)         (2,869)
                                                          ---------       ---------       ---------       ---------
  Benefit obligations at end of period ..............     $ 159,118       $ 147,068       $  15,408       $  17,308
                                                          =========       =========       =========       =========
Change in fair value of plan assets:
  Fair value of plan assets at beginning of year ....     $ 214,131       $ 171,996       $      --       $      --
  Actual return on plan assets ......................        35,579          49,433              --              --
  Employer contribution .............................             9             102              --              --
  Benefits or expenses paid .........................        (6,500)         (7,400)             --              --
                                                          ---------       ---------       ---------       ---------
  Fair value of plan assets at end of year ..........     $ 243,219       $ 214,131       $      --       $      --
                                                          =========       =========       =========       =========
Reconciliation of funded status at end of period:
  Funded status .....................................     $  84,101       $  67,062       $ (15,408)      $ (17,308)
  Unrecognized prior service cost ...................         2,488             689          (6,833)         (5,748)
  Unrecognized net actuarial gains ..................       (80,933)        (69,926)         (8,276)         (8,690)
                                                          ---------       ---------       ---------       ---------
  Prepaid (accrued) benefit cost ....................     $   5,656       $  (2,175)      $ (30,517)      $ (31,746)
                                                          =========       =========       =========       =========
Amount recognized in the consolidated balance sheets:
  Prepaid benefit cost ..............................     $  25,361       $  17,257       $      --       $      --
  Accrued benefit liabilities .......................       (23,881)        (22,033)        (30,517)        (31,746)
  Intangible asset ..................................         4,176           2,601              --              --
                                                          ---------       ---------       ---------       ---------
  Net amount recognized .............................     $   5,656       $  (2,175)      $ (30,517)      $ (31,746)
                                                          =========       =========       =========       =========
Weighted average assumption at the end of year:
  Discount rate .....................................          6.75%           7.00%           6.75%           7.00%
  Expected return on plan assets ....................          9.50%           9.50%             --              --
  Rate of compensation increases ....................          3.75%           4.00%             --              --

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Pension and Other Benefit Plans--(Continued)

      Net pension and other postretirement benefit (income) costs include the following components (dollars in thousands):

                                       Pension Benefits              Other Postretirement Benefits
                                       ----------------              -----------------------------
                                         Fiscal Years                        Fiscal Years
                                --------------------------------    --------------------------------
                                   1998        1997        1996        1998        1997        1996
                                --------    --------    --------    --------    --------    --------
Service cost ................   $  2,984    $  3,224    $  3,787    $    314    $    399    $    546
Interest cost ...............     10,173       9,866      10,204         959       1,139       1,640
Expected return on assets ...    (17,414)    (14,057)    (14,128)         --          --          --
Amortization of prior
  service cost ..............         82          89         214      (1,492)     (1,276)       (638)
Recognition of gains ........     (1,908)       (471)       (274)       (631)       (590)     (2,319)
Recognition of plan amendment         --         165       2,033          --          --          --
                                --------    --------    --------    --------    --------    --------
Net benefit (income) costs ..   $ (6,083)   $ (1,184)   $  1,836    $   (850)   $   (328)   $   (771)
                                ========    ========    ========    ========    ========    ========

      The health-care cost trend rate at January 30, 1999 was 3.75% and is expected to remain at this level. A 1% change in the assumed health care cost trend rate would have the following effects at January 30, 1999 (dollars in thousands):

                                                     1% Increase    1% Decrease
                                                     -----------    -----------
Total of service and interest cost components .....      $  180      $  174
Postretirement benefit obligation .................      $1,760      $1,713

      Assets of the Company's defined benefit pension plan are invested in marketable securities comprised primarily of equities of domestic corporations, U.S. Government instruments and money market investments. The increase in other assets in the consolidated balance sheet is primarily attributable to the increase of the funded pension assets, resulting from favorable investment experience during Fiscal 1998. The projected benefit obligation (included in the above table) and the accumulated benefit obligation for the unfunded supplemental retirement plans were $24.7 million and $23.9 million, respectively, at January 30, 1999 and $22.5 million and $20.6 million, respectively, at January 31, 1998.

      The Company also contributes to several multi-employer plans, which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $16.5 million, $19.0 million and $18.7 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Savings Plan:

      The Company sponsors a savings plan for eligible non-union associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.1 million, $3.0 million and $3.6 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Other Postemployment Benefits:

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

      The accumulated postemployment benefit obligation as of January 30, 1999 and January 31, 1998 was $8.0 million and $8.9 million, respectively. The net postemployment benefit cost consisted of the following components (dollars in thousands):

                                                                Fiscal Years
                                                        ------------------------
                                                          1998     1997     1996
                                                        ------   ------   ------
Service cost of benefits earned during the year .....   $  132   $1,412   $1,314
Interest cost on accumulated postemployment
obligation ..........................................      409      409      316
                                                        ------   ------   ------
Net postemployment benefit cost .....................   $  541   $1,821   $1,630
                                                        ======   ======   ======

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Pension and Other Benefit Plans--(Continued)

      The decrease in the net postemployment benefit cost in Fiscal 1998 compared to the prior year is due to lower long-term disability expense, resulting from favorable claims experience, and lower salary continuation expense, resulting from a lower number of covered associates.

Note 13--Income Taxes

      The income tax (provision) benefit is comprised of the following (dollars in thousands):

                                                          Fiscal Years
                                             -----------------------------------
                                              1998          1997          1996
                                            --------      --------      --------
Current
   Federal ............................     $  3,583      $ (4,643)     $  2,357
   State ..............................         (637)       (2,793)          692
Deferred
   Federal ............................        6,462        19,639         9,808
   State ..............................        3,577         7,433         3,178
   Change in valuation allowance ......      (14,636)      (21,800)        1,688
                                            --------      --------      --------
Income tax (provision) benefit ........     $ (1,651)     $ (2,164)     $ 17,723
                                            ========      ========      ========

      The income tax (provision) benefit differs from the expected federal statutory income tax (provision) benefit as follows (dollars in thousands):

                                                              Fiscal Years
                                                   ---------------------------------
                                                      1998        1997        1996
                                                   --------    --------    --------
Federal income tax benefit at statutory tax rate   $  9,826    $ 16,553    $ 12,905
State income taxes .............................      1,910       3,016       2,516
Change in valuation allowance ..................    (14,636)    (21,800)      1,688
Other ..........................................      1,249          67         614
                                                   --------    --------    --------
Income tax (provision) benefit .................   $ (1,651)   $ (2,164)   $ 17,723
                                                   ========    ========    ========

      Deferred income tax assets and liabilities consist of the following (dollars in thousands):

                                               January 30, 1999           January 31, 1998
                                           -----------------------   --------------------------
                                           Assets      Liabilities      Assets      Liabilities
                                           ------      -----------      ------      -----------
Property and equipment ...............     $     --     $ 34,521     $     --          $ 50,362
Merchandise inventory and gross profit           --       11,811           --            11,834
Prepaid expenses .....................           --        5,615           --             6,135
Self-insured liabilities .............       32,354           --       36,830                --
Benefit plans ........................        1,881           --        6,277                --
Lease capitalization .................       19,725           --       19,300                --
Closed store reserves ................       11,829           --       10,018                --
Alternative minimum taxes ............        4,685           --        9,544                --
General business credits .............        9,194           --        9,020                --
Net operating loss carryforwards .....       49,513           --       27,140                --
Other postretirement and
  postemployment benefits ............       15,600           --       17,306                --
Deferred income ......................       23,097           --       26,909                --
Capital loss carryforward ............       20,259           --       29,732                --
Other ................................        9,571        6,696       10,694             5,413
                                           --------     --------     --------          --------
Subtotal .............................      197,708       58,643      202,770            73,744
Less: valuation allowance ............       88,891           --       74,255                --
                                           --------     --------     --------          --------
Total ................................     $108,817     $ 58,643     $128,515          $ 73,744
                                           ========     ========     ========          ========

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Income Taxes--(Continued)

      The balance sheet classification of the deferred income tax assets and liabilities is as follows (dollars in thousands):

                                      January 30, 1999                       January 31, 1998
                            -----------------------------------    -----------------------------------
                              Current    Noncurrent   Total         Current     Noncurrent     Total
                            ---------    ----------   ---------    ---------    ----------   ---------
Assets ..................   $  33,967    $ 163,741    $ 197,708    $  45,668    $ 157,102    $ 202,770
Liabilities .............     (20,651)     (37,992)     (58,643)     (25,664)     (48,080)     (73,744)
                            ---------    ---------    ---------    ---------    ---------    ---------
Subtotal ................      13,316      125,749      139,065       20,004      109,022      129,026
Less: valuation allowance      (9,290)     (79,601)     (88,891)     (11,512)     (62,743)     (74,255)
                            ---------    ---------    ---------    ---------    ---------    ---------
Total ...................   $   4,026    $  46,148    $  50,174    $   8,492    $  46,279    $  54,771
                            =========    =========    =========    =========    =========    =========


      The Company's net deferred income tax assets were $50.2 million and $54.8 million, net of a valuation allowance of $88.9 million and $74.3 million at January 30, 1999 and January 31, 1998, respectively. The Company believes that it is more likely than not that the net deferred tax assets will be realized through the implementation of tax strategies which could generate taxable income.

      During Fiscal 1998 and Fiscal 1997, the net increases in the valuation allowance were $14.6 million and $21.8 million, respectively. These changes reflect increases in the valuation allowance related to those deferred tax assets which the Company has concluded are not likely to be realized, partially offset in Fiscal 1997 by a decrease in the valuation allowance related to the utilization of the Company's capital loss carryforwards. The Company will continue to assess the recoverability of its deferred income tax assets and further adjustments to the valuation allowance may be necessary based on the evidence available at that time. Federal and State net operating loss carryforwards expire in Fiscal 1999 through Fiscal 2018. General business credits consist of federal jobs credits and expire in Fiscal 2004 through Fiscal 2012.

      In Fiscal 1998, Fiscal 1997 and Fiscal 1996, the Company made income tax payments of $1.0 million, $4.8 million and $4.7 million, respectively, and received income tax refunds of $4.5 million, $5.8 million and $8.1 million, respectively.

Note 14--Stockholder's Deficiency

      During Fiscal 1998, SMG-II issued restricted stock grants to certain officers and key employees of Pathmark, pursuant to the SMG-II Holdings Corporation 1997 Restricted Stock Plan (the "RS Plan"). Each restricted stock award consisted of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock and will become nonforfeitable upon the earlier of (i) the seventh anniversary of the date of grant, and (ii) thirty days prior to a Realization Event (as defined in the RS Plan), provided the awardee is an employee of the Company or subsidiary at the time such anniversary or Realization Event occurs. Generally, a Realization Event would occur upon a sale or merger transaction involving SMG-II and/or its subsidiaries and a nonaffiliated entity, or a public offering of SMG-II Class A Common Stock as a result of which the aggregate price for all shares sold in the public offering exceeds $50.0 million. Each restricted stock award will be forfeited upon termination of employment prior to both a Realization Event and the seventh anniversary of any restricted stock award (i) 180 days after such termination if the termination is without Cause (as defined), or by reason of death, retirement or disability, and (ii) immediately in the case of a resignation or termination for Cause. The restricted stock awards were valued at $5.0 million at the date of issuance, based on an independent appraisal, and are being amortized as compensation expense in the Company's consolidated statements of operations over the seven-year vesting period, with a corresponding credit of $0.48 million to paid-in capital.

      During the second quarter of Fiscal 1998, in conjunction with the paydown of debt by PTK (see Note 8), the Company received a capital contribution from SMG-II of $0.24 million.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 15--Extraordinary Items

      The extraordinary items, representing losses on early extinguishment of debt, consist of the following (dollars in thousands):

                                                              Fiscal Years
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Loss before income taxes .........................      $(12,944)      $ (1,692)
Income tax benefit ...............................         5,456            695
                                                        --------       --------
Extraordinary items, net of a tax benefit ........      $ (7,488)      $   (997)
                                                        ========       ========

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

Note 16--Related Party Transactions

      As discussed in Note 21, certain Management Investors issued Recourse Notes to the Company related to the purchase of the Company's Class A Common Stock. These Management Investors have pledged shares of SMG-II Class A Common Stock to secure the repayment of the Recourse Notes. Recourse Notes in the amount of $1.7 million were outstanding at January 30, 1999 and January 31, 1998.

      During Fiscal 1996, in conjunction with the hiring of a Chief Executive Officer (the "CEO"), SMG-II granted the CEO an equity package (the "Equity Strip") independently valued at $3.4 million and consisting of restricted shares of SMG-II Preferred Stock and restricted shares and options of SMG-II Common Stock. The Company recorded the Equity Strip as deferred compensation by the means of a capital contribution from SMG-II (see Notes 23 and 26).

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

      In March 1990, Jerry G. Rubenstein, a Director, borrowed from the Company $100,000 in order to help finance the Company's Class A Common Stock. Subsequently, such shares of the Company's Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to the Company is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note for Mr. Rubenstein is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement, pursuant to which the shares of the Company's Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 16--Related Party Transactions--(Continued)

is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1999, Mr. Rubenstein remained indebted to the Company in the amount of $100,000.

      During Fiscal 1998, Pathmark and SMG-II retained ML&Co. to act as its financial advisor in connection with any proposed business combination involving SMG-II and its subsidiaries. Pursuant to the terms of ML&Co.'s engagement, SMG-II and Pathmark have agreed to pay ML&Co. for its services a fee in an amount equal to 0.6% of the aggregate purchase price paid in such business combination, payable in cash upon the consummation of such business combination, and to reimburse ML&Co. for reasonable out-of-pocket expenses.

Note 17--Supply and Distribution Agreements

      On January 29, 1998, the Company sold its Woodbridge, New Jersey distribution center and office complex and its leasehold interests in its two distribution centers and its banana ripening facility in North Brunswick, New Jersey, Dayton, New Jersey and Avenel, New Jersey, respectively (all of the foregoing buildings are hereinafter referred to as, collectively the "Facilities"), to C&S Wholesale Grocers, Inc. ("C&S"), including the fixtures, equipment and inventory in each of those Facilities, for $104.5 million (the "C&S Purchase Agreement"). The Company used $32.5 million of the net proceeds to pay down a portion of the Term Loan. A portion of the net proceeds were used to pay down the Working Capital Facility at the end of Fiscal 1997. The remainder of the proceeds were invested in marketable securities and, during Fiscal 1998, were utilized to pay down accounts payable related to the inventory sold in connection with the C&S Purchase Agreement and other liabilities. Simultaneously, the Company and C&S entered into a 15-year supply agreement (the "Supply Agreement"), pursuant to which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise requirements, formerly owned and warehoused by the Company. As a result of these agreements, the Company recorded deferred income of $60.8 million at January 31, 1998. Such deferred income consisted of (i) $25.0 million received by the Company for future trade discounts and rebates, which is being amortized to operations as it is earned, and (ii) $35.8 million in net proceeds received in excess of the fair value of the assets sold; such excess has been deferred and is being amortized to operations over the life of the Supply Agreement. At January 30, 1999, the deferred income balance was $55.4 million.

      As a result of the Supply Agreement, due from supplier transactions are primarily processed directly through C&S. Prior to the C&S transaction, the Company netted certain due from supplier receivables against corresponding vendor accounts payable, since it had the right of offset. This transition has resulted in an increase in the due from suppliers balance at January 30, 1999.

      In addition, the Company outsourced its trucking operations to a third party trucking company, pursuant to a ten-year trucking services agreement effective October 5, 1997, in which the trucking company will deliver merchandise to all of the Company's stores.

Note 18--Restructuring Charge

      During the fourth quarter of Fiscal 1996, the Company recorded a pretax charge of $9.1 million for reorganization and restructuring costs related to its administrative operations. The restructuring charge included $4.2 million for the costs of a voluntary early retirement program, which was accepted by 142 employees, and $1.2 million for severance and termination benefits for 80 employees. The remaining charge of $3.7 million primarily related to consulting fees incurred in connection with the restructuring and exit costs for facility consolidation.

      As of January 30, 1999, $7.9 million has been expended, of which $4.2 million related to the early retirement program and severance benefits and $3.7 million related to consulting costs and the facility consolidation. The remaining balance of $1.2 million relates to early retirement benefits which will be expended over time; such balance is included in the respective pension and postretirement liability accounts.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 19--Lease Commitment Charge

      During the fourth quarter of Fiscal 1996, the Company decided to divest a group of its southern region stores, certain of which had experienced unprofitable operating results. The Company concluded that the operating losses being experienced by these stores were other than temporary and that the projected operating results of such stores would not be sufficient to recover their long-lived assets and their contractual lease commitments. Further, the Company believes that these lease costs will not be significantly recoverable through any future sublease. Therefore, the Company recorded a $8.8 million pretax charge related to these unfavorable lease commitments, in addition to writing down the long-lived assets of these stores (see Note 5).

      During Fiscal 1997, the Company sold four and closed seven stores that it announced for divestiture at the end of Fiscal 1996. The results of operations for these 11 stores were as follows (dollars in thousands):

                                                              Fiscal Years
                                                     ---------------------------
                                                      1997                1996
                                                    --------            --------
Sales ..................................            $ 42,877            $152,599
                                                    ========            ========
Operating loss .........................            $ 10,590            $ 10,663
                                                    ========            ========

Note 20--Cumulative Exchangeable Redeemable Preferred Stock

      The Company's Preferred Stock which has a maturity date of December 31, 2007, consists of 9,000,000 authorized shares, of which 4,890,671 shares are issued and outstanding at January 30, 1999 and January 31, 1998. The fair market value of the Preferred Stock, at date of original issuance of October 5, 1987, was $20 per share and the liquidation preference is $25 per share. Due to its mandatory redemption requirements, the Preferred Stock has been stated on the balance sheet as redeemable securities. The difference between fair market value at date of issue and liquidation preference is being accreted quarterly.

      In the event of any liquidation, dissolution or winding up of the Company, holders of the Preferred Stock will be entitled to receive their full liquidation preference per share, together with accrued and unpaid dividends, before the distribution of any assets of the Company to the holders of shares of the Company's common stock or other shares, which would rank junior to the Preferred Stock. The Preferred Stock may be redeemed at the option of the Company, in whole or in part, at liquidation preference, together with all accrued and unpaid dividends to the redemption date.

      Commencing December 31, 2004, the Company is required to redeem in each year 20% of the highest amount at any time outstanding of the Preferred Stock. The redemption process is calculated to retire 60% of the issue prior to final maturity, with the remaining amount of the issue to be redeemed at maturity.

      The Company has the option to require holders to exchange the Preferred Stock on any dividend payment date, in whole or in part, for exchange debentures (the "Exchange Debentures") of the Company. Such option is available at any time if (a) no event of default exists under any of the Company's loan agreements and
(b) the exchange is allowed under the provisions of the limitation on the Company's indebtedness and other applicable provisions of the Company's loan agreements. Any such exchange will result in the issuance of Exchange Debentures in an amount equal to the aggregate liquidation preference of all shares of Preferred Stock being exchanged into Exchange Debentures and in an amount equal to all accrued but unpaid dividends.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 20--Cumulative Exchangeable Redeemable Preferred Stock--(Continued)

      Preferred Stock activity for the three years ended January 30, 1999 was as follows (dollars in thousands):

                                                 Number of Shares        Amount
                                                 ----------------        ------
Balance, February 3, 1996 ..................         4,890,671         $ 103,633
    Accretion ..............................                --             1,739
                                                     ---------         ---------
Balance, February 1, 1997 ..................         4,890,671           105,372
    Accretion ..............................                --             1,811
                                                     ---------         ---------
Balance, January 31, 1998 ..................         4,890,671           107,183
    Accretion ..............................                --             1,886
                                                     ---------         ---------
Balance, January 30, 1999 ..................         4,890,671         $ 109,069
                                                     =========         =========

      The terms of the Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Preferred Stock. Prior to the Recapitalization, the terms of the Company's debt instruments restricted the payment of cash dividends on the Preferred Stock unless certain conditions were met, including tests relating to earnings and to cash flow ratios of the Company. Prior to the Recapitalization, the Company had not met the conditions permitting cash dividend payments on the Preferred Stock. Subsequent to the Recapitalization, Holdings has not paid any cash dividends on the Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Preferred Stock in the foreseeable future. All dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at January 30, 1999, the unpaid dividends of $107.6 million were accrued and included in other noncurrent liabilities.

      The Certificate of Designation of the Preferred Stock provides that the Preferred Stock is non-voting except that if an amount equal to six quarterly dividends is in arrears in whole, or in part, the Preferred Stockholders voting as a class are entitled to elect an additional two members to the Board of Directors of the Company. The Company is currently in arrears on the payment of 25 quarterly dividends. Accordingly, the holders of the Preferred Stock reelected two members of the Company's Board of Directors at its 1998 annual meeting.

      Dividends on the Preferred Stock must be paid in full for all prior periods as of the most recent dividend payment date before any dividends, other than dividends payable in shares of the Company's common stock or in any other class of the Company's capital stock ranking junior to the Preferred Stock, can be paid or can be set apart for payment to holders of common stock or to holders of any other shares ranking junior to the Preferred Stock. In addition, dividends on the Preferred Stock must be paid in full for all prior periods before the redemption or purchase by the Company of shares of common stock or any other shares ranking junior to the Preferred Stock. See Note 26 regarding the tender offer for the Preferred Stock.

Note 21--Common Stock

      The Company's authorized common stock, par value $.01 per share, consists of 1,075,000 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock, of which 650,675 shares and 320,000 shares, respectively, were issued and outstanding at January 30, 1999 and January 31, 1998. All shares of the Company's Class A Common Stock and Class B Common Stock are owned directly by SMG-II. SMG-II is effectively a holding company for the operations of the Company.

      Holders of shares of Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of the Company. Subject to compliance with certain procedures, holders of Class B Common Stock may exchange their shares for shares of Class A Common Stock and holders of Class A Common Stock may exchange their shares for shares of Class B Common

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 21--Common Stock--(Continued)

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

      In connection with the Acquisition, certain executives of Pathmark, (the "Management Investors") entered into a management subscription agreement under which, on October 5, 1987, the Management Investors purchased an aggregate of 100,000 shares of Class A Common Stock for consideration of $100 per share. In connection with the Exchange Offer, the Management Investors entered into an agreement with respect to the SMG-II Common Stock, which was received in exchange for the Company's Class A Common Stock.

      Certain Management Investors, who purchased shares of Class A Common Stock, borrowed a portion of the purchase price from the Company and were required to deliver a Recourse Note to the Company in the principal amount of the loan (see Note 16). Interest on the Recourse Note is to be paid annually and the principal is payable on March 15, 2000. Each Management Investor who issued a Recourse Note was required to enter into a stock pledge agreement ("Stock Pledge Agreement") with the Company, pursuant to which the Management Investor pledged shares of Class A Common Stock to secure the repayment of the Recourse Note. In connection with the Exchange Offer, each Management Investor who issued a Recourse Note executed an amendment to the Stock Pledge Agreement, which provided for the substitution of the SMG-II common stock received in the Exchange Offer for the Company Class A Common Stock, in order to secure the repayment of the Recourse Note. Recourse Notes in the amount of approximately $1.7 million were outstanding at January 30, 1999 and January 31, 1998. The Recourse Notes were included in other assets at January 30, 1999 and January 31, 1998.

Note 22--Stock Option Plans

      The Management Investors 1987 Stock Option Plan (the "Management Plan") and the 1987 Employee Stock Option Plan (the "Employee Plan") were approved by the Board of Directors of the Company on November 24, 1987 and by the Stockholders on December 21, 1987. Under the terms of the Management and the Employee Plans, associates receive either incentive stock options or nonqualified stock options, the duration of which may not exceed ten years from the date of grant, to purchase shares of Company Class A Common Stock. In connection with the Exchange Offer, adjustments to outstanding options under the Management and the Employee Plans were made. As a result of these adjustments, each option under the Management and the Employee Plans, which were outstanding on February 4, 1991, became an option for the purchase of an equal number of shares of SMG-II Class A Common Stock. Both of the aforementioned plans expired in December 1997. See Note 14 regarding SMG-II 1997 Restricted Stock Plan.

Note 23--Chief Executive Officer 1996 Employment Agreement

      On October 8, 1996, the Company hired a CEO pursuant to a five-year employment agreement (the "Employment Agreement"). In conjunction with his employment, SMG-II granted to the CEO an Equity Strip consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock and 19,851 restricted shares of SMG-II Common Stock and options to purchase 100,000 shares of SMG-II Common Stock at an initial exercise price of $100 per share (the "Options"), with the said exercise price increasing over time. The Equity Strip was valued at $3.4 million at the date of issuance, based upon an independent appraisal, and will vest over the term of the employment agreement or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in its entirety upon the occurrence of a termination event, as defined. The Equity Strip is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement. The Options were accounted for by SMG-II using the methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and as a result, no compensation expense

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 23--Chief Executive Officer 1996 Employment Agreement--(Continued)

was recorded. The Options will vest over four years and expire one year after being fully vested, except for the portion of the Options that vest on the day before the fifth year and has not yet become exercisable, the expiration of which will be extended to year seven. If employment with the Company should end as a result of a termination event, the Options (whether or not then vested) will be immediately and irrevocably forfeited, except in certain circumstances. Vested Options do not become exercisable until the occurrence of certain events related generally to the realization of a third-party sale of SMG-II Common Stock. The CEO also received (a) a one-time signing bonus of $1.0 million, which is being amortized as compensation expense in the Company's statement of operations over the term of the Employment Agreement, and (b) a $4.5 million loan evidenced by sixteen separate promissory notes. Under the terms of each note, if he is in full employment of the Company on a quarterly anniversary of his hiring date, his obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. The Company has and will continue to record compensation expense upon the forgiveness of each note. In the event his employment ends as a result of a termination event, prior to a change in control, as defined, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes, which bear interest at a blended rate of approximately 6%, are on a full-recourse basis and secured by the Equity Strip, the Options and any shares acquired upon exercise of such Options. The balance of the loan was approximately $2.0 million and $3.1 million at January 30, 1999 and January 31, 1998, respectively. In addition to the Employment Agreement, Pathmark and the CEO entered into a sale and transition agreement dated March 8, 1999 (see Note 26).

Note 24--Commitments and Contingencies

      Rickel:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into ten leases for certain of the Company's owned real estate properties, including a distribution center, with Rickel as tenant. In addition, the Company assigned to Rickel 25 third party leases.

      In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, of the 35 locations leased to Rickel, 16 leases have been assigned by Rickel in 1998 to Staples, Inc., 12 leases have either been terminated or assigned to third parties, including Rickel's distribution center which was sold by the Company during Fiscal 1998, and seven leases were rejected and are being actively marketed by the Company to other prospective tenants.

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability which may occur, including the future rent and real estate taxes, net of expected recoveries.

      Information Services Outsourcing:

      In August 1991, the Company entered into a ten-year agreement with IBM to provide a wide range of information systems services. Under the agreement, IBM has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement in the accompanying consolidated statements of operations were $26.5 million, $23.7 million and $22.1 million during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

      Other:

      On March 23, 1999, a purported holder of shares of Preferred Stock filed an action in the Court of Chancery of the State of Delaware, purportedly on behalf of the class of the holders of the Preferred Stock, against the Company, SMG-II, Ahold Acquisition, Inc. (the "Purchaser") and the directors of the Company (collectively, the "Defendants"). The complaint, entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047, alleges, among other things, that (i) certain of the Defendants have issued materially false and misleading

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 24--Commitments and Contingencies

statements, and failed to disclose material information, in the Schedule 14D-9 in violation of their fiduciary duty of disclosure; (ii) SMG-II and the directors of the Company breached certain fiduciary duties owed to holders of the Preferred Stock and (iii) the Purchaser knowingly aided and abetted SMG-II's and the directors of the Company alleged breaches of fiduciary duty. The complaint demands, among other things, judgment (i) enjoining the Defendants preliminarily and permanently from consummating the Offer and related transactions, (ii) ordering the Defendants to issue corrective disclosures,
(iii) ordering the Defendants to retain an independent financial advisor to evaluate the fairness of the Offer and the related transactions and (iv) awarding damages to the holders of the Preferred Stock. The Company believes that the claims against it, its directors and SMG-II are without merit and intends to vigorously oppose them. The Purchaser has informed the Company that it believes that the claims against it are without merit and it intends to vigorously oppose them.

      The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 25--Quarterly Financial Data (Unaudited)

      Financial data for the interim periods of Fiscal 1998 and Fiscal 1997 is as follows (dollars in thousands):

                                                       13 Weeks Ended
                                  --------------------------------------------------------
                                       May 2,      August 1,   October 31,      January 30,      Fiscal
                                      1998           1998           1998           1999          1998
                                  -----------    -----------    -----------    -----------    -----------
52 Weeks Ended January 30, 1999
Sales .........................   $   916,015    $   922,909    $   899,990    $   916,297    $ 3,655,211
Gross profit(a) ...............       264,031        261,900        255,436        261,860      1,043,227
Selling, general and
  administrative expenses(b) ..       211,073        204,460        210,389        207,026        832,948
Depreciation and amortization .        19,686         19,750         19,597         17,994         77,027
Operating earnings ............        33,272         37,690         25,450         36,840        133,252
Interest expense ..............       (41,569)       (39,830)       (39,774)       (40,152)      (161,325)
Loss before income taxes ......        (8,297)        (2,140)       (14,324)        (3,312)       (28,073)
Income tax provision ..........           (30)           (25)           (39)        (1,557)        (1,651)
Net loss ......................   $    (8,327)   $    (2,165)   $   (14,363)   $    (4,869)   $   (29,724)

                                                       13 Weeks Ended
                                  --------------------------------------------------------
                                      May 3,      August 2,     November 1,     January 31,      Fiscal
                                      1997           1997           1997           1998           1997
                                  -----------    -----------    -----------    -----------    -----------
52 Weeks Ended January 31, 1998
Sales .........................   $   922,398    $   931,909    $   901,006    $   940,727    $ 3,696,040
Gross profit(c) ...............       259,480        262,443        248,482        273,607      1,044,012
Selling, general and
  administrative expenses .....       212,348        213,130        205,318        210,146        840,942
Depreciation and amortization .        20,216         19,984         21,407         21,978         83,585
Operating earnings ............        26,916         29,329         21,757         41,483        119,485
Interest expense ..............       (41,885)       (41,903)       (41,034)       (41,958)      (166,780)
Loss before income taxes and
  extraordinary items .........       (14,969)       (12,574)       (19,277)          (475)       (47,295)
Income tax benefit (provision)          5,866          5,022          7,815        (20,867)        (2,164)
Loss before extraordinary items        (9,103)        (7,552)       (11,462)       (21,342)       (49,459)
Extraordinary items, net of an
  income tax  benefit .........            --         (7,488)            --             --         (7,488)
Net loss.......................   $    (9,103)   $   (15,040)   $   (11,462)   $   (21,342)   $   (56,947)

----------
(a) The pretax LIFO provision for Fiscal 1998 was $3.4 million consisting of provisions of $0.35 million in each of the first three quarters, and $2.35 million in the fourth quarter, respectively.
(b) Selling, general and administrative expenses for Fiscal 1998 included a second quarter gain of $5.1 million recognized on the sale of certain real estate.
(c) The pretax LIFO credit for Fiscal 1997 was $5.4 million consisting of provisions of $0.4 million and $0.5 million in the first and second quarters, respectively, and credits of $1.7 million and $4.6 million in the third and fourth quarters, respectively.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 26--Subsequent Event

      On March 15, 1999, Koninklijke Ahold N.V., a company organized under the laws of the Netherlands ("Ahold") and the Purchaser, a Delaware corporation and an indirect wholly-owned subsidiary of Ahold, commenced a tender offer to purchase all of the issued and outstanding shares (the "Shares") of the Company's Preferred Stock at a price of $38.25 per Share, net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 1999 (the "Offer to Purchase") and the related Letter of Transmittal (which, together with the Offer to Purchase and all amendments and supplements thereto, constitute the "Offer").

      The Offer is an integral part of the transactions contemplated by, and is being made pursuant to, an Agreement and Plan of Merger, dated as of March 9, 1999, among Ahold, the Purchaser and SMG-II (the "SMG-II Merger Agreement") pursuant to which Ahold will be acquiring all of the issued and outstanding shares of the capital stock of SMG-II through the merger of the Purchaser with and into SMG-II (the "SMG-II Merger"), subject to the terms and conditions contained in the SMG-II Merger Agreement for aggregate consideration of $55,731,834. Pursuant to the SMG-II Merger Agreement, the Offer is subject to certain conditions, including the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of Shares which, together with Shares previously acquired by Ahold, any direct or indirect subsidiary of Ahold (including the Purchaser), the Company, or any direct or indirect subsidiary of the Company, represent at least 66 2/3% of the Shares on a fully diluted basis (the "Minimum Condition"). The Offer is also conditioned upon, among other things, the expiration or termination of any applicable waiting period under the antitrust laws and the receipt by Ahold of an irrevocable letter from SMG-II stating that all of the conditions to the obligations of SMG-II to effect the SMG-II Merger described below pursuant to the SMG-II Merger Agreement have been satisfied or waived. The Offer has since been extended until May 21, 1999.

      The SMG-II Merger Agreement provides that, promptly upon consummation of the SMG-II Merger, Ahold will cause the Company to be merged with and into SMG-II (the "Company Merger"), pursuant to a Merger Agreement (the "Company Merger Agreement") to be entered into at such time between SMG-II and the Company in the form attached as an exhibit to the SMG-II Merger Agreement. At the effective time of the Company Merger (the "Effective Time"), each of the Shares (other than Shares held by any subsidiary of the Company or in the treasury of the Company, or held, directly or indirectly, by Ahold or any direct or indirect subsidiary of Ahold (including the Shares acquired by the Purchaser pursuant to the Offer), which Shares will be cancelled, and other than Shares, if any, held by stockholders who perfect their appraisal rights under Delaware General Corporation Law) will be converted into the right to receive an amount in cash equal to $38.25.

      The SMG-II Merger Agreement provides that, among other things, in the event all of the conditions to the consummation of the SMG-II Merger (other than the Minimum Condition and certain related conditions) have been satisfied or waived, but the Minimum Condition and certain related conditions have not been satisfied or waived, SMG-II is obligated, pursuant to the terms and conditions of a Stock Purchase Agreement dated as of March 9, 1999 (the "Alternative Stock Purchase Agreement"), by and among SMG-II, PTK (a wholly-owned subsidiary of the Company), Ahold and the Purchaser to cause PTK to sell all of the issued and outstanding shares of the capital stock (the "Pathmark Stock") of Pathmark for a purchase price, payable in cash, equal to $242.8 million (the "Alternate Stock Purchase"). In such event, the only material asset of the Company would be its ownership of all of the issued and outstanding shares of the capital stock of PTK, the only material asset of which in turn would be the net after tax proceeds from the sale of the Pathmark Stock to the Purchaser pursuant to the Alternative Stock Purchase Agreement.

      Concurrent with the execution of the SMG-II Merger Agreement, as required by Ahold and the Purchaser, ML Investors (as defined in Item 5, Part II of this Form 10-K), Equitable Investors (as defined in Item 5, Part II of this Form 10-K) and James L. Donald (collectively, the "SMG-II Stockholders"), entered into a stockholders agreement, dated March 9, 1999 (the "Stockholders Agreement"), with Ahold and Purchaser. Pursuant to the Stockholders Agreement, the SMG-II Stockholders have (i) agreed to vote the shares of the capital stock of SMG-II owned by them in favor of the SMG-II Merger, and (ii) granted the Purchaser an option to purchase, under certain circumstances, the shares of the capital stock of SMG-II owned by them.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 26--Subsequent Event--(Continued)

      In addition to the Employment Agreement as described in Note 23, Pathmark and the CEO entered into a sale and transition agreement dated March 8, 1999. The sale and transition agreement is intended to provide the CEO with an incentive to remain employed by Pathmark both before and after the SMG-II Merger or any similar sale of the Company. Pursuant to the sale and transition agreement, the CEO may elect to exchange his Equity Strip and Stock Options (as such terms are defined in the Employment Agreement) for the potential to earn a sale bonus and a supplemental sale bonus in connection with a sale of the Company. If a sale of the Company is successfully consummated while the CEO continues to be employed by Pathmark, the CEO will become entitled to receive $2.0 million in a lump sum cash amount from Pathmark, less withholding taxes. After the sale of the Company is successfully consummated, the CEO will become eligible to receive a supplemental sale bonus on the second anniversary of the sale if he continues to be employed by Pathmark or the purchaser on such date. If the SMG-II Merger or the Alternative Stock Purchase is consummated, the supplemental sale bonus would be $7.2 million, less withholding taxes. The CEO will also become entitled to receive the supplemental sale bonus if his employment with Pathmark is terminated for reason other than misconduct on the part of the CEO during the two year period following the sale of the Company, if the purchaser declines to continue to employ the CEO after the date of the sale of the Company or upon the CEO's death or disability after the date of the sale of the Company. The CEO will forfeit the supplemental sale bonus if (i) he refuses to continue to be employed by Pathmark after the purchaser offers the CEO reasonable terms of employment, (ii) the CEO resigns from his employment with Pathmark other than for "good reason" (as such term is defined in the Employment Agreement) or he is terminated by Pathmark for "cause" (as such term is defined in the Employment Agreement) or (iii) the CEO becomes deceased or permanently disabled prior to the date of the sale of the Company. The sale and transition agreement must be approved by a vote of 75% of the stockholders of Pathmark and its parent companies within ninety days after March 9, 1999.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Supermarkets General Holdings Corporation
Carteret, New Jersey

      We have audited the accompanying consolidated balance sheets of Supermarkets General Holdings Corporation and its subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Parsippany, New Jersey
April 9, 1999

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company (As of April 15, 1999)

(a) Directors of the Company

      The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name and principal business of any corporation or other organization in which such occupation or employment is or was conducted, of the directors of the Company, all of whom are citizens of the United States unless otherwise indicated. Each individual named below is a director of each of the Company, SMG-II, PTK and Pathmark, except for Messrs. Upchurch and Volla.

                                                                 Director of
                                                                     the
                                                                   Company
      Name, Age, Principal Occupation and Other Directorships       Since
      -------------------------------------------------------       -----

MATTHIAS BOWMAN, 50, Director of Merrill Lynch Capital               1997
      Partners, Inc., ("MLCP"), an investment firm affiliated with Merrill Lynch & Co., ("ML& Co."), the financial services concern, since 1998; Chief
      Executive Officer of MLCP from 1994 to 1998; Vice
      Chairman of Investment Banking with ML&Co. since 1993;
      Managing Director of Merrill Lynch, Pierce, Fenner &
      Smith Incorporated ("MLPFS") since at least 1992. Mr.
      Bowman is also a Director of U.S. Foodservice Corp.

JOHN  W. BOYLE, 70, Chairman and Chief Executive Officer of          1996
      the Company (retired) from March 1996 to October 1996;
      Vice Chairman (retired), Eckerd Corporation, a drug store chain, between 1983 and 1995. Mr. Boyle is also
      Chairman of United Artists Theater Circuit, Inc.

JAMES J. BURKE, JR., 47, Partner and a Director of                   1988
      Stonington Partners, Inc. ("SPI"), a private investment firm, since 1993, and a Director of MLCP since 1987; Managing Partner of MLCP from 1993 to
      1994; President and Chief Executive Officer of MLCP from 1987 to 1993. Mr. Burke was also a Managing
      Director of ML&Co. until 1994. Mr. Burke is also a Director of Ann Taylor Stores Corp., Borg-Warner
      Security Corp., Education Management Corp. and United
      Artists Theater Circuit, Inc.

JAMES DONALD, 45, Chairman, President and Chief Executive            1996
      Officer of the Company (since October 1996); Senior
      Vice President and General Manager, Safeway, Inc.,
      Eastern Division from February 1994 until October
      1996; Vice President-Marketing, Wal-mart Corp. prior thereto(3).

U. PETER C. GUMMESON, 40, Senior Vice President, Albion              1996
      Alliance LLC, an asset manager specializing in private debt and equity securities (since 1996). Mr. Gummeson has also been Managing Director of Alliance Corporate
      Finance Group Incorporated, an asset manager specializing in private debt and equity securities since 1984. Both firms are affiliated with the Equitable Investors.

STEPHEN M. McLEAN, 41, General Partner of Arena Capital              1987
      Partners, LLC, a private investment firm since March
      1999; Partner and a Director of SPI from 1993 to February 1999; Partner of MLCP from 1993 to 1994;
      Senior Vice President of MLCP from 1987 to 1993;
      Director of MLCP since 1987; Managing Director of the
      Investment Banking Division of ML&Co. until 1994. Mr.
      McLean is also a Director of CMI Industries, Inc.,
      Dictaphone Corporation, Merisel, Inc. and Packard Bio
      Science Company.

ROBERT G. MILLER, 55, Chief Executive Officer of Fred Meyer,         1997
      Inc., a diversified retailer. Mr. Miller is also a Director of PacifiCorp.

                                                                 Director of
                                                                     the
                                                                   Company
      Name, Age, Principal Occupation and Other Directorships       Since
      -------------------------------------------------------       -----

ROBERT J. MYLOD, JR., 32, Vice President of priceline.com           1998
      Incorporated, an internet commerce company since
      January 1999; Principal of SPI from 1996 to February
      1999; Associate of SPI from November 1993 to December
      1995; Associate of MLCP prior thereto. Mr. Mylod was also an associate of the Investment Banking Division of MLPFS from 1993 to 1994.

JERRY G. RUBENSTEIN, 69, Managing Partner, Omni Management          1988
      Associates; Consultant to MLCP since 1988.

JAMES B. UPCHURCH, 40, President and Chief Operating Officer        1995
      of USB Libra, a division of U.S. Bancorp Investments,
      Inc., an NASD registered broker-dealer investment broker since January 1999, President and Chief Operating
      Officer of Libra Investments Inc., an NASD licensed broker/dealer prior thereto.


STEVEN L. VOLLA, 52, Chairman of Primary Health Systems,            1995
      L.P., a hospital management company, since June 1994;
      Co-Chairman, Interactive Health Computing, Inc., since
      January 1994; Chairman, President and Chief Executive
      Officer of American Health Care Management, Inc., prior thereto.

      Pursuant to the 1991 Stockholders Agreement, the ML Investors are entitled to designate seven directors, the Management Investors are entitled to designate up to three directors and The Equitable Investors are entitled to designate one director to both the Company's and SMG-II's Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of the Company's Board of Directors at all times. By having the ability to designate a majority of the Company's and SMG-II's Board of Directors, the ML Investors have the ability to control the Company. Currently, six of the persons serving as directors were designated by the ML Investors (Messrs. Bowman, Boyle, Burke, McLean, Mylod and Rubenstein), one was designated by the Management Investors (Mr. Donald) and one was designated by the Equitable Investors (Mr. Gummeson). Mr. Miller was designated by the other directors. Messrs. Volla and Upchurch were elected by the holders of the Preferred Stock. The ML Investors are controlled by ML & Co. No family relationship exists between any director and any other director or executive officer of the Company.

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

                                                                            Officer
                                                                            of the
                                                                            Company
     Name        Age                 Positions and Office                    Since
     ----        ---                 --------------------                    -----
JAMES DONALD     45   Chairman, President and Chief Executive Officer         1996
                      since October 1996.(1)

EILEEN SCOTT     46   Executive Vice President, Marketing and                 1998
                      Distribution (since January 1998); Vice
                      President, Non-Foods Merchandising and
                      Pharmacy (November 1995 - December 1997); Vice
                      President, Sales & Advertising (August 1994 -
                      November 1995); Director of Grocery Sales
                      prior thereto. Ms. Scott joined the Company in 1969.

JOHN SHEEHAN     41   Executive Vice President--Operations (since January     1996
                      1998); Senior Vice President--Operations (October
                      1996 to December 1997); Director of Operations,
                      Albertsons, Inc., prior thereto.

                                                                                    Officer
                                                                                     of the
                                                                                    Company
     Name                    Age                 Positions and Office                Since
     ----                    ---                 --------------------                -----
JOSEPH W. ADELHARDT          52   Senior Vice President and Controller since         1987
                                  January 1996; Vice President and
                                  Controller prior thereto. Mr. Adelhardt
                                  joined the Company in 1976.

HARVEY M. GUTMAN             52   Senior Vice President--Retail Development.         1990
                                  Mr. Gutman joined the Company in 1976.

ROBERT JOYCE                 53   Senior Vice President--Administration              1989
                                  (since 1989 October 1996); Executive Vice
                                  President--Operations (from January 1996
                                  to October 1996); Senior Vice
                                  President--Operations-- from March 1995 to
                                  January 1996; Senior Vice
                                  President--Administration prior thereto.
                                  Mr. Joyce joined the Company in 1963.

MARC A. STRASSLER            50   Senior Vice President, Secretary and               1987
                                  General Counsel since May 1998; Vice
                                  President, Secretary and General Counsel
                                  prior thereto. Mr. Strassler joined the
                                  Company in 1974.

FRANK VITRANO                43   Senior Vice President, Chief Financial Officer     1995
                                  and Treasurer since September 1998; Vice
                                  President and Treasurer from December 1996
                                  to September 1998; Treasurer from July
                                  1995 to December 1996; Director --Risk
                                  Management prior thereto. Mr. Vitrano
                                  joined the Company in 1972.

MYRON D. WAXBERG             65   Vice President and General Counsel--Real            1991
                                  Estate. Mr. Waxberg joined the Company in
                                  1976.

-------
(1)   Member of the Company's Board of Directors.

ITEM 11. Executive Compensation.

                 Summary Compensation Table

                                                                                        Long Term Compensation
                                           Annual Compensation                                 Awards
                              ------------------------------------------------------  --------------------------

                                                                                    Restricted     Securities
                                                                      Other Annual     Stock       Underlying     All Other
                                                                      Compensation     Awards      Options/SARs  Compensation
Name and Principal Position       Year      Salary($)   Bonus($)(1)      ($)(2)        ($)(3)          (#)         ($)(4)
                              -----------  ----------   -----------   -----------   -----------    ------------  -----------
James L. Donald ................  1998       600,000      750,000      1,125,000           --             --        8,480
 Chairman, President and          1997       600,000      425,000      1,179,390           --             --        3,632
  Chief Executive Officer         1996       193,846    1,175,000        340,021    3,400,000        100,000       16,821

Eileen Scott ...................  1998       220,000      182,600             --      500,000             --        5,600
 Executive Vice President-        1997       153,846       80,707             --           --             --        5,405
  Merchandising & Distribution

John Sheehan ...................  1998       220,000      182,600             --      500,000             --           --
 Executive Vice President -       1997       186,312       52,537         80,793           --             --           --
  Operations                      1996        51,923       81,231          9,733           --             --           --

Robert Joyce ...................  1998       231,749      127,461          2,195      250,000             --        5,600
 Senior Vice President -          1997       230,062       63,267          2,195           --             --        5,600
  Administration                  1996       223,846       26,862          2,195           --             --        5,250

Harvey Gutman ..................  1998       210,641      115,853          3,811      250,000             --        5,600
 Senior Vice President            1997       200,103       32,011          3,841           --             --        5,600
  Retail Development              1996       192,850       19,285          3,841           --             --        5,250

-------
(1) The amounts with respect to Fiscal 1998 in this column represent bonuses awarded pursuant to the Company's executive incentive plan.

(2) Represents in Fiscal 1998 (i) with respect to Mr. Donald, forgiveness of loan payments due to the Company of $1,125,000; and (ii) with respect to Messrs. Gutman and Joyce, payments as reimbursement for interest paid to Holdings for loans, each of less than $60,000 from Holdings in connection with the purchase of SMG-II Class A Common Stock and includes an amount sufficient to pay any income taxes resulting therefrom after taking into account the value of any deductions available as a result of the payment of such interest and taxes.
(3) Other than with respect to Mr. Donald, the grants of restricted stock reflected in the Summary Compensation Table were made pursuant to the SMG-II Holdings Corporation 1997 Restricted Stock Plan (the "RS Plan"). Each award consisted of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock (collectively, the "Restricted Shares"). Under the terms of the RS Plan, each restricted stock award will become nonforfeitable upon the earlier of (i) the seventh anniversary of the date of grant and (ii) thirty days prior to a Realization Event (as defined in RS Plan). Generally, a Realization Event would occur upon a sale or merger transaction involving SMG-II and/or it subsidiaries and a nonaffiliated entity, or a public offering of SMG-II Class A Common Stock as a result of which the aggregate price for all shares sold in the public offering exceeds $50 million dollars. Since the shares of SMG-II are privately owned and not traded on the public market, amounts shown in the Summary Compensation Table are based on the Company's determination of the fair market value of the Restricted Shares at the time of the grant. In determining the fair market value of the Restricted Shares, SMG-II considered various factors such as SMG-II and its subsidiaries' performance, financial condition and forecasts and projections prepared by management with respect to the Company for the fiscal years 1998 through 2001 as well as the opinion of an independent advisory firm. Based on the foregoing, SMG-II determined that the fair market value of its Class A Common Stock and Series C Preferred Stock on the date of grant was $0 and $200 per share, respectively. The value and number of restricted stock holdings at January 30, 1999 for each of the named executives are as follows: Mr. Donald - $1,704,000 (19,851 shares of SMG-II Class A Common Stock and 8,520 shares of SMG-II Series C Preferred Stock); Mr. Gutman - $250,000 (3,750 shares of SMG-II Class A Common Stock and 1,250 shares of SMG-II Series C Preferred Stock); Mr. Joyce - $250,000 (3,750 shares of SMG-II Class A Common Stock and 1,250 shares of SMG-II Series C Preferred Stock); Ms. Scott - $500,000 (7,500 shares of SMG-II Class A Common Stock and 2,500 shares of SMG-II Series C Preferred Stock); and Mr. Sheehan - $500,000 (7,500 shares of SMG-II Class A Common Stock at 2,500 shares of SMG-II Series C Preferred Stock).
(4) Represents in Fiscal 1998 (i) with respect to Mr. Donald, payments of $3,632 for a term life insurance premium on Mr. Donald's life and $4,858 representing the Company's matching contribution to the SGC Savings Plans and (ii) with respect to the other named executive officers, the Company's matching contribution under the SGC Savings Plan.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values(1)

                                                            Number of Securities
                                                                 Underlying
                                                                 Unexercised
                                                               Options/SARs at
                                                                 FY-End (#)
                                                                Exercisable/
      Name                                                      Unexercisable
      ----                                                      -------------
James Donald..............................................        0/100,000
Robert Joyce..............................................          2,360/0
Harvey Gutman.............................................          2,600/0
John Sheehan..............................................              0/0
Eileen Scott..............................................          150/260

----------
(1) Except with respect to Mr. Donald, options shown were granted pursuant to the SMG-II 1987 Management Investors Stock Option Plan (the "Plan) and relate to shares of Class A Common Stock of SMG-II and have an exercise price of $100 per share. No options were either granted to or exercised by any of the above named executives in Fiscal 1998.

                                                     Pension Plan Table(1)
                                                      Years of Service
                              ------------------------------------------------------------------
Final Average Pay                  10            15           20            25        30 or more
-----------------                  --            --           --            --        ----------
    300,000..............       40,000        60,000        80,000        100,000       120,000
    350,000..............       46,667        70,000        93,333        116,667       140,000
    400,000..............       53,333        80,000       106,667        133,333       160,000
    450,000..............       60,000        90,000       120,000        150,000       180,000
    500,000..............       66,667       100,000       133,333        166,667       200,000
    550,000..............       73,333       110,000       146,667        183,333       220,000
    600,000..............       80,000       120,000       160,000        200,000       240,000
    650,000..............       86,667       130,000       173,333        216,667       260,000
    700,000..............       93,333       140,000       186,667        233,333       280,000
    750,000..............      100,000       150,000       200,000        250,000       300,000
    800,000..............      106,667       160,000       213,334        266,668       320,000
    850,000..............      113,333       170,000       226,666        283,333       340,000
    900,000..............      120,000       180,000       240,000        300,000       360,000
    950,000..............      126,667       190,000       253,334        316,668       380,000
  1,000,000..............      133,334       200,000       266,668        333,335       400,000
  1,100,000..............      146,666       220,000       293,332        366,665       440,000
  1,200,000..............      160,000       240,000       320,000        400,000       480,000
  1,300,000..............      173,334       260,000       346,668        433,335       520,000
  1,400,000..............      186,666       280,000       373,332        466,665       560,000
  1,500,000..............      200,000       300,000       400,000        500,000       600,000
  1,600,000..............      213,332       320,000       426,664        533,330       640,000
  1,700,000..............      226,666       340,000       453,332        566,669       680,000

----------
(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 1999 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equaled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 1999. As of December 31, 1998, the following individuals had the number of years of credited service indicated after their names: Mr. Donald, 2.2, Mr. Gutman, 22.8; Mr. Joyce, 28.7, Mr. Sheehan, 2.2; and Ms. Scott, 23.8. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", certain of the named executives are party to a Supplemental Retirement Agreement with Pathmark.

Compensation Plans and Arrangements

      Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with Messrs. Gutman and Joyce, which provide that said executive officers will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, equal to (i) 30% of his final average Compensation based on ten years of service with the Company and increasing 1% per year for each year of service thereafter, to a maximum of 40%, of his final average

Compensation based on 20 years of service, or (ii) $150,000, whichever is less. "Compensation" includes base salary and bonus payments, but excludes Company matching contributions under the Savings Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company.

Employment Agreements:

      Employment Agreement Among Pathmark, SMG-II and James L. Donald. On October 8, 1996 (the "Effective Date"), the Company and SMG-II entered into an employment agreement with Mr. James L. Donald (the "Donald Agreement") pursuant to which Mr. Donald was elected Chairman, President and Chief Executive Officer for a term of five years. The Donald Agreement provides Mr. Donald with an initial annual base salary of $600,000 and provides that he shall participate in the Pathmark Executive Incentive Plan, under which Mr. Donald may earn an annual bonus of up to 125% of his annual salary based on performance targets that are set by the Board. Under the Donald Agreement, Mr. Donald is guaranteed an annual bonus for each of the second, third and fourth full fiscal years of the term of at least 25% of his base salary. The Donald Agreement provides Mr. Donald with the right to defer up to 50% of his annual bonus and salary, which shall be held in a grantor trust established by the Company. During the term of the Donald Agreement, in addition to the base salary, bonus eligibility and other customary annual benefits and perquisites that the Company generally provides to its executive officers, the Company will provide Mr. Donald with a company car and term life insurance in the amount of $4.5 million during the first year and $3.2 million thereafter. The Company also reimbursed Mr. Donald for the legal expenses incurred by him in the negotiation of the Donald Agreement. Mr. Donald also received a one-time signing bonus of $1 million, which is being amortized over the term of the Donald Agreement.

      Furthermore, Mr. Donald received an equity package (the "Equity Strip"), consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock with a stated value of $200 per share and 19,851 restricted shares of SMG-II Class A Common Stock, the terms of which are set forth in the stock award agreement (the "Stock Award Agreement"). The Equity Strip, which as of the Effective Date was valued by the Company at $3.4 million based upon an independent appraisal, will vest in its entirety upon the occurrence of an Employment-Related Event, as defined in the Stock Award Agreement, and will be forfeited in its entirety upon the occurrence of a Termination Event, as defined in the Donald Agreement. The valuation of $3.4 million is being amortized by the Company over the term of the Donald Agreement. The SMG-II Preferred Stock ranks pari passu with the existing SMG-II convertible preferred stock and will accrue dividends at a rate of 10% per annum. The SMG-II Preferred Stock will be convertible into Common Stock on a one-for-one basis.

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

      Except for purposes of tag-along rights under Article V of the 1991 Stockholders Agreement and the piggyback rights under Article VI of the Stockholders Agreement, the Option shall not be exercisable (even though the Option or a portion thereof is vested) unless and until it becomes exercisable in accordance with the following provisions:

      (i) The Exercisable Percentage (as defined below) of each component of the Option will become exercisable if the ML Investors (as defined in the Stockholders Agreement) have a Realization Event (as defined below) in respect of the Common Stock at a per share price in excess of the amounts (the "Target Prices") set forth below :

                                      Target Price per    Target Price per
                                        Share/Option        Share/Option
                Period of Time          Component A          Component B
                ----------------------------------------------------------
                Prior to 2/1/00             $100                $150
                2/1/00 to 1/31/01           $125                $250
                2/1/01 and after            $150                $350

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

      In the event that Mr. Donald becomes entitled to any tag-along rights under Section 5.6 or registration rights under Section 6.2 of the 1991 Stockholders Agreement, he will be permitted to exercise his sale or transfer rights with respect to the portion of the Option for which the Target Price has been met. For purposes of Section 5.6(b) of the 1991 Stockholders Agreement, 100% of the portion of the Option for which the Target Amount has been realized will be considered exercisable in order to determine the number of shares to be included under Section 5.6(b) of the 1991 Stockholders Agreement. If, prior to the Expiration Date, the Board determines that it is necessary or desirable to list, register or qualify the shares of Common Stock subject to the Option, and if such listing, registration or qualification is delayed beyond the Expiration Date, the vested and exercisable portion of the Option will remain exercisable until 30 days after such listing, registration, or qualification is accomplished.

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

      The following definitions apply to the terms of the Donald Agreement:

      "1991 Stockholders Agreement" shall mean the Stockholders Agreement, dated as of February 4, 1991, as amended, among SMG-II and its stockholders.

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

"SMG-II Preferred Stock" shall mean a new series of convertible preferred stock that will be issued for purposes of the Donald Agreement.

"Termination Event" shall mean Mr. Donald's resignation without Good Reason or a termination by Pathmark for Cause.

"Third Party Sale" means a sale of Common Stock subject to Section 5.6 of the 1991 Stockholders Agreement.

      In addition to the Donald Agreement, Pathmark and Mr. Donald entered into a sale and transition agreement dated March 8, 1999. The sale and transition agreement is intended to provide Mr. Donald with an incentive to remain employed by Pathmark both before and after the SMG-II Merger (or any similar Sale of the Company (as defined below)). Pursuant to the sale and transition agreement, Mr. Donald may elect to exchange his Equity Strip and Stock Options (as such terms are defined in the Donald Agreement) for the potential to earn a sale bonus and a supplemental sale bonus in connection with a Sale of the Company. If a Sale of the Company is successfully consummated while Mr. Donald continues to be employed by Pathmark, Mr. Donald will become entitled to receive $2.0 million in a lump sum cash amount from Pathmark, less withholding taxes. After the Sale of the Company is successfully consummated, Mr. Donald will become eligible to receive a supplemental sale bonus on the second anniversary of the sale if he continues to be employed by Pathmark or the purchaser on such date. If the SMG-II Merger or the Alternative Stock Purchase is consummated, the supplemental sale bonus would be $7.2 million, less withholding taxes. Mr. Donald will also become entitled to receive the supplemental sale bonus if his employment with Pathmark is terminated for reason other than misconduct on the part of Mr. Donald during the two year period following the Sale of the Company, if the purchaser declines to continue to employ Mr. Donald after the date of the Sale of the Company or upon Mr. Donald's death or disability after the date of the Sale of the Company. Mr. Donald will forfeit the supplemental sale bonus if (i) he refuses to continue to be employed by Pathmark after the purchaser offers Mr. Donald reasonable terms of employment, (ii) Mr. Donald resigns from his employment with Pathmark other than for "good reason" (as such term is defined in the Donald Agreement) or he is terminated by Pathmark for "cause" (as such term is defined in the Donald Agreement) or (iii) Mr. Donald becomes deceased or permanently disabled prior to the date of the Sale of the Company. The sale and transition agreement must be approved by a vote of 75% of the stockholders of Pathmark and its parent companies within ninety days after March 9, 1999.

      For purposes of the sale and transition agreement, a "Sale of the Company" will be deemed to have occurred on the date that SMG-II or any subsidiary thereof consummates any of the transactions described below:

      (i) any transaction through which a person that is engaged in any business that is classified within Section 42, Section 44, or Section 45 of the 1997 edition of the U.S. government publication North American Industry Classification System (such person, an "Independent Third Party") directly acquires, in exchange for cash, stock or property, fifty percent or more of the aggregate equity securities of SMG-II of which the MLCP Investors and the Equitable Investors (each as defined below) (together, the "Stockholders") are Beneficial Owners(as defined below) as of the date of the sale and transition agreement; and

      (ii) any transaction through which an Independent Party (A) becomes the Beneficial Owner of fifty percent or more of the outstanding equity securities of Pathmark in exchange for cash, stock or property or (B) acquires all or substantially all of the assets of Pathmark.

      "Beneficial Owner" has the meaning given to such term in Rule 13d-3 under the Securities Exchange Act of 1934, as amended: "MLCP Investors" means Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Offshore LBO Partnership No. IX, ML Employees LBO Partnership No. I., L.P., ML IBK Positions, Inc., Merchant Banking L.P. No. I, Merrill Lynch KECALP L.P. 1987, Merrill Lynch Capital Appreciation Partnership No. B-X, L.P., ML Offshore LBO Partnership No. B-X, L.P., MLCP Associates, L.P. No. II, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1989 and Merrill Lynch KECALP L.P. 1991: "Equitable Investors" means Equitable Life Assurance Society of the United States and Equitable Deal Flow Fund, L.P.; and "Independent Third Party" means any entity other any of the Stockholders or any entity controlled by or under common control with any of the Stockholders.

Other Executive Employment Agreements

      As of February 1, 1999, Pathmark entered into employment agreements with each of Ms. Scott and Messrs. Sheehan, Gutman and Joyce. Each agreement has a two-year term which renews automatically for an additional one-year term unless proper notice is provided by either party to the others of such party's desire to terminate the agreement. Each agreement provides for a certain minimum level of compensation ($225,000 per annum base salary for Ms. Scott and Mr. Sheehan; $231,749 per annum base salary for Mr. Joyce; and $213,665 per annum base salary for Mr. Gutman) and benefits and a sale bonus, subject to each executive's continuing employment with Pathmark on the date of the SMG-II Merger or any other Sale of the Company (which is defined in the same manner as Sale of the Company under Mr. Donald's sale and transition agreement). The sale bonus for each of Ms. Scott and Mr. Sheehan will be equal to the greater of (i) his or her current base salary multiplied by two and (ii) an amount equal to one percent of the fair market value of the cash and property received by the equity holders of both preferred and common stock of SMG-II as a result of the Sale of the Company. The sale bonus for each of Messrs. Gutman and Joyce will be equal to twice his maximum annual bonus potential.

      Each of the employment agreements also provide that each executive shall be entitled an annual bonus of up to 75% of his or her annual base salary with respect to Mr. Sheehan and Ms. Scott, and up to 55% of his annual base salary with respect to Messrs. Joyce and Gutman, and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

      In the event one of the four above named executives' employment is terminated by Pathmark without Cause (as defined in the employment agreements), or by the executive for Good Reason (as defined in the employment agreements) prior to a Sale of the Company, such executive will be entitled to continue to receive his base salary and continued coverage under health and insurance plans (the "Termination Benefits") for the period commencing on the date of such termination or resignation through the date that the applicable employment agreement would have expired had it not been automatically renewed but for said termination or resignation. If, after a Sale of the Company, one of the four above executives is terminated by Pathmark without Cause, or by the executive for Good Reason, the executive is entitled to receive the Termination Benefits for a period of two years from the date of such termination or resignation. The employment agreements must be approved by a vote of 75% of the stockholders of Pathmark and its parent companies within 180 days after February 1, 1999.

      The employment agreements contain agreements by the executives not to compete with Pathmark as long as they are receiving payments under an employment agreement by the executives not to disclose confidential information.

Compensation Committee Interlocks and Insider Participation

      Messrs. Burke, Boyle and McLean comprise the compensation committee of the Board of Directors of SMG-II and are responsible for decisions concerning compensation of the executive officers of the Company. Messrs. Burke and McLean are directors of MLCP and have been retained by MLCP as consultants. MLCP is an indirect wholly-owned subsidiary of ML&Co. See Item 12 "Security Ownership of Certain Beneficial Ownership and Management."

Compensation of Directors

      Each director who is not employed by the Company or one of its subsidiaries, or employed or retained as a consultant by SPI, MLCP or the Equitable Investors or its affiliates receives an aggregate annual retainer of $20,000 per year, plus travel expenses, for service as a director on the Board of Directors of SMG-II and its subsidiaries, including the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

      As of April 15, 1999, all shares of the Company's common stock is held by SMG-II. All shares of SMG-II Capital Stock are subject to the terms and provisions of the 1991 Stockholders Agreement. As of April 15, 1999, Management is unaware of any person who owns beneficially more than 5% of the outstanding shares of Preferred Stock. As of April 15, 1999, the number of shares of SMG-II
(i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, (iv) Series B Preferred Stock and (v) Series C Preferred Stock, beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:

                                                                            Number        % of
                                 Name                                      of Shares     Class
                                 ----                                      ---------     -----
SMG-II Class A Common Stock
   Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2).....     488,704.8       65.3
   ML Offshore LBO Partnership No. IX(2)..............................      12,424.7        1.7
     Barfield House
     St. Julians Avenue
     St. Peter Port
     Guernsey
     Channel Islands
   ML Employees LBO Partnership No. I, L.P.(2)........................      12,148.6        1.6
   ML IBK Positions, Inc.(3)..........................................      21,258.9        2.8
   Merchant Banking L.P. No. 1(3).....................................       8,119          1.1
   Merrill Lynch KECALP L.P. 1987(3)..................................       7,344          1.0
   Chemical Investments, Inc.(4)......................................      30,000          4.0
     270 Park Avenue
     New York, NY 10017
   James L. Donald....................................................      19,851   (1)    2.6
     200 Milik Street
     Carteret, NJ 07008
   Management Investors (excluding Mr. Donald) and other employees
     (including) former employees of Pathmark)........................     148,625   (1)   19.9
     200 Milik Street
     Carteret, NJ 07008
SMG-II Class B Common Stock
   The Equitable Life Assurance Society of the United States(5).......     150,000         46.9
     c/o Albion Alliance LLC
     1345 Avenue of the Americas, 39th Floor
     New York, NY 10005
   Equitable Deal Flow Fund, L.P.(5)..................................     150,000         46.9
     c/o Albion Alliance LLC
     1345 Avenue of the Americas, 39th Floor
     New York, NY 10005
   Chemical Investments, Inc.(4)......................................      20,000          6.2
SMG-II Series A Preferred Stock(6)...................................
   Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2)....     133,043         56.2
   ML Offshore LBO Partnership No. B-X(2).............................      40,950         17.3
   MLCP Associates, L.P. No. II(2)....................................       1,740           .7
   ML IBK Positions, Inc.(3)..........................................      46,344.5       19.6
   Merchant Banking L.P. No. IV(3)....................................       3,779          1.6
   Merrill Lynch KECALP L.P. 1989(3)..................................       7,000          3.0
   Merrill Lynch KECALP L.P. 1991(3)..................................       3,874.5        1.6
SMG-II Series B Preferred Stock(6)
   Chemical Investments, Inc.(4)......................................      12,500          7.0
   The Equitable Life Assurance Society of the United States(5).......      84,134         46.5
   Equitable Deal Flow Fund, L.P.(5)..................................      84,135         46.5
SMG-II Series C Preferred Stock(6)....................................       8,520         25.4
   James Donald
   Management Investors (excluding Mr. Donald)                              25,000         74.6

---------
(1) Excludes "out of the money" options (a) granted to Mr. Donald for 100,000 shares of SMG-II Class A Common Stock and (b) options granted under the Plan for 53,889 shares of SMG-II Class A Common Stock held by Management Investors, other than Mr. Donald.
(2) MLCP and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-x, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such entities and those disclosed in footnote (3) below, are referred to herein as the ML Investors. The address of such entities is c/o Merrill Lynch Capital Partners, Inc., in care of Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153. MLCP is an indirect wholly owned subsidiary of ML&Co. Messrs. Burke, McLean and Mylod are consultants to MLCP. Mr. Bowman is a director of MLCP.
(3) Merchant Banking L.P. No. 1, Merchant Banking L.P. No. IV, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merrill Lynch KECALP L.P. 1991 and ML IBK Positions, Inc. are indirectly controlled by ML&Co. The address of such entities is c/o James Caruso, Merrill Lynch & Co., Inc., World Financial Center, South Tower, New York, New York, 10080-6123.
(4)   Chemical Investments, Inc. is an affiliate of Chase Manhattan Corp.
(5) The Equitable Investors are separate purchasers who are affiliates of each other.
(6) SMG-II Preferred Stock may be converted into an equivalent number of shares of common stock of SMG-II in accordance with its terms.

      No officer or director claims beneficial ownership of any share of Preferred Stock, of the Company's Common Stock or of SMG-II stock other than SMG-II Class A Common Stock and SMG-II Series C Preferred Stock. As of April 15, 1999, the number of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock beneficially owned by each director, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group is as follows:

                                      SMG-II Class                    SMG-II
                                        A Common                     Series C
                                     Stock Number                   Preferred
               Name                    of Shares      % of Class      Stock       % of Class
               ----                    ---------      ----------      -----       ----------
Matthias Bowman(1).................          --            --             --           --
John W. Boyle(2)...................          --            --             --           --
James J. Burke, Jr.(1).............          --            --             --           --
James Donald.......................      19,851            2.6         8,520          25.4
Robert Miller......................          --            --             --           --
Harvey Gutman(2)...................       4,100             *          1,250           3.7
U. Peter C. Gummeson...............          --            --             --           --
Robert J. Mylod, Jr................          --            --             --           --
Stephen M. McLean(1)...............          --            --             --           --
Jerry G. Rubenstein(2).............       1,500             *             --           --
Robert Joyce(2)....................       4,450             *          1,250           3.7
John Sheehan.......................       7,500             *          2,500           7.5
Eileen Scott(2)....................       7,500             *          2,500           7.5
Directors and executive officers
as a group(1)(2)                         41,450            5.5        21,020          62.7

-----------
*     Less than 1%
(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Messrs. Burke, McLean and Bowman, directors of MLCP, disclaim beneficial ownership in all such shares.
(2) Excludes presently exercisable "out of the money" options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows:
      Mr. Gutman, 2,600; Mr. Joyce, 2,420; Ms. Scott, 150; Mr. Rubenstein, 1,000; and Mr. Boyle, 3,000 and all directors and executive officers as a group, 12,250.

ITEM 13. Certain Relationships and Related Transactions

      The holders of SMG-II Preferred Stock are a party with the holders of SMG-II Common Stock to the 1991 Stockholders Agreement, which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and Holdings. Among other provisions, the 1991 Stockholders Agreement requires a vote of at least 80% of the members of the Board of Directors to cause the Company to conduct any business other than that engaged in by the Company in February of 1991 and the approval of stockholders representing 662/3% of the number of shares of SMG-II voting capital stock voting together as a single class for SMG-II to enter into any Significant Transaction (as defined), including certain mergers, sales of assets, acquisitions, sales or redemptions of stock, the amendment of the certificate of incorporation or by-laws or the liquidation of SMG-II. The 1991 Stockholders Agreement also provides that SMG-II must obtain the prior written consent of the Equitable Investors with respect to certain of these transactions and that the Equitable Investors have certain preemptive rights with respect to the sale of capital stock of Holdings or the Company.

      The 1991 Stockholders Agreement also contains an agreement of the stockholders of SMG-II with respect to the composition of SMG-II's and the Company's Board of Directors. Under this agreement, the Merrill Lynch Investors will be entitled to designate up to seven directors, the Management Investors will be entitled to designate up to three directors and the Equitable Investors will be entitled to designate one director to both of SMG-II's and the Company's Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of the Company's Board of Directors at all times. By having the ability to designate a majority of the Company's Board of Directors, the ML Investors have the ability to control the Company. The ML Investors are controlled by ML&Co.

      In addition to the foregoing, the 1991 Stockholders Agreement contains terms restricting the transfer of SMG-II Common Stock and SMG-II Preferred Stock (collectively, the "SMG-II Stock") by the stockholders of SMG-II, and providing to the stockholders of SMG-II rights of first offer with respect to resales of SMG-II Stock, rights of first refusal with respect to certain issuances of shares of SMG-II Stock, certain rights to demand or participate in registrations of shares of SMG-II Stock under the Securities Act and certain "tag-along" rights.

      In October 1996, pursuant to the Donald Agreement, James L. Donald, Chairman, President and Chief Executive Officer, was provided by Pathmark with a four-year loan of $4.5 million. The foregoing indebtedness to Pathmark is evidenced by 16 full recourse promissory notes for $281,250 each bearing interest at the short-term or intermediate-term federal rate in effect as of the date of each note (effective rate of 6%) and secured by the Equity Strip and the Option. Under the Donald Agreement, one promissory note will be forgiven at the end of each quarter of a year during which Mr. Donald remains employed by Pathmark. In the event that Mr. Donald resigns his employment without Good Reason or is terminated for Cause or in the event of his death, the outstanding portion of the loan will become immediately due and payable. As of April 1, 1999, Mr. Donald remained indebted to the Company in the amount of $1,968,750.

      In March 1990, Jerry G. Rubenstein, a Director, borrowed from the Company $100,000 in order to help finance the Company's Class A Common Stock. Subsequently, such shares of the Company's Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock. The foregoing indebtedness to the Company is evidenced by a full recourse promissory note (the "Recourse Note"). The Recourse Note is for a term of ten years and bears interest at the rate of 8.02% per annum, payable annually. Except as otherwise provided in the Recourse Note, no principal on such recourse loan shall be due and payable until the tenth anniversary of the date of issue of such Recourse Note. Under the terms of the agreement pursuant to which the shares of the Company's Class A Common Stock were exchanged for shares of SMG-II Class A Common Stock, the Company is obligated to pay to each Management Investor who pays interest on his Recourse Note (except under certain circumstances) an amount equal to such interest, plus an amount sufficient to pay any income taxes resulting from the above prescribed payment after taking into account the value of any deduction available to him as a result of the payment of such interest or taxes. As of April 1, 1999, Mr. Rubenstein remained indebted to the Company in the amount of $100,000.

      During Fiscal 1998, Pathmark and SMG-II retained ML&Co. to act as its financial advisor in connection with any proposed business combination involving SMG-II and its subsidiaries. Pursuant to the terms of ML&Co.'s engagement, SMG-II and Pathmark have agreed to pay ML&Co. for its services a fee in an amount equal to 0.6% of the aggregate purchase price paid in such business combination, payable in cash upon the consummation of such business combination and it reimburses ML&Co. for reasonable out-of-pocket expenses.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of this Report.

            1.    Financial Statement Schedules: None required

            2.    Exhibits:

                  Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 63 through 65 of this Report.

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

Dated: April 29, 1999            SUPERMARKETS GENERAL HOLDINGS CORPORATION


                                   By            /s/ Frank Vitrano
                                        ----------------------------------------
                                                   (Frank Vitrano)
                                              Senior Vice President and
                                               Chief Financial Officer


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


         Signature                            Title                   Date
         ---------                            -----                   ----
     /s/ JAMES DONALD        Director, Chairman, President and Chief  April 29, 1999
     ----------------        Executive Officer
      (James Donald)         (Principal Executive Officer)


     /s/ FRANK VITRANO       Senior Vice President and Chief          April 29, 1999
     -----------------       Financial Officer
      (Frank Vitrano)        (Principal Financial Officer)

   /s/ JOSEPH ADELHARDT      Senior Vice President and Controller     April 29, 1999
   --------------------      (Principal Accounting Officer)
    (Joseph Adelhardt)

      MATTHIAS BOWMAN        Director*                                April 29, 1999
     -----------------
     (Matthias Bowman)

       JOHN W. BOYLE         Director*                                April 29, 1999
       -------------
      (John W. Boyle)

    JAMES J. BURKE, JR.      Director*                                April 29, 1999
    -------------------
   (James J. Burke, Jr.)

     STEPHEN M. McLEAN       Director*                                April 29, 1999
     -----------------
    (Stephen M. McLean)

     ROBERT G. MILLER        Director*                                April 29, 1999
     ----------------
    (Robert G. Miller)

     ROBERT MYLOD, JR.       Director*                                April 29, 1999
    -------------------
    (Robert Mylod, Jr.)

   U. PETER C. GUMMESON      Director*                                April 29, 1999
   --------------------
  (U. Peter C. Gummeson)

    JERRY G. RUBENSTEIN      Director*                                April 29, 1999
    -------------------
   (Jerry G. Rubenstein)

     JAMES B. UPCHURCH       Director*                                April 29, 1999
     -----------------
    (James B. Upchurch)

      STEVEN L. VOLLA        Director*                                April 29, 1999
      ---------------
     (Steven L. Volla)

*By: /s/ MARC A. STRASSLER
     ---------------------
     Marc A. Strassler
     Attorney-in-Fact

                                  EXHIBIT INDEX

 Exhibit                                                                    Page
   No.                               Exhibit                                No.
--------                             -------                                ---
2.1       --Agreement and Plan of Merger dated as of April 22, 1987
            by and among Old Supermarkets, SMG Acquisition Corporation and Holdings, as amended and restated (incorporated by
            reference from Exhibit 2 to the Registration Statement on
            Form S-1 of Holdings, File No. 33-16963) .....................

2.2       --Agreement and Plan of Merger dated March 9, 1999 among
            Ahold, Purchaser and SMG-II (filed as an exhibit to the Purchaser's Tender Offer Statement on Schedule 14D-1 dated March 15, 1999 (the "Tender Offer") and incorporated herein by reference. .........................................

2.3       --Stock Purchase Agreement dated March 9, 1999 among
            Ahold, Purchaser, SMG-II and PTK (filed as an exhibit to
            the Tender Offer, and incorporated herein by reference. ......

2.4       --Stockholders Agreement dated March 9, 1999 among Ahold,
            Purchaser and Stockholders listed on Exhibit I thereto
            (filed as an exhibit to the Tender Offer, and incorporated herein by reference). ........................................

3.1       --Restated Certificate of Incorporation of the Registrant,
            as amended (incorporated by reference from Exhibit 3.4 to
            the Registration Statement on Form S-1 of Pathmark, File
            No. 33-59612, the "October 1993 Registration Statement") .....

3.2       --Certificate of Designation of the $3.52 Cumulative
            Exchangeable Redeemable Preferred Stock of Registrant
            (incorporated by reference to the October 1993
            Registration Statement) ......................................

3.3       --By-Laws of the Registrant (incorporated by reference
            from Exhibit 3.3 to the October 1993 Registration
            Statement) ...................................................

4.1       --Indenture between Pathmark and United States Trust
            Company of New York, Trustee, relating to the Senior
            Subordinated Notes due 2003 of Pathmark (incorporated by reference from the Annual Report on Form 10-K of Pathmark for the year ended January 2, 1994 (the "1993 10-K") .........

4.1A      --Senior Subordinated Note due 2003 of Pathmark (contained in the Indenture filed as Exhibit 4.1) (incorporated by
            reference from the 1993 10-K) ................................

4.2       --Indenture between Pathmark and NationsBank of Georgia,
            National Association, Trustee, relating to the Junior
            Subordinated Deferred Coupon Notes due 2003 of Pathmark (incorporated by reference from the 1994 contained in the Indenture filed as Exhibit 4.2) (incorporated by reference from the 1993 10-K) ..........................................

4.2B      --Indenture between Pathmark and Wilmington Trust Company,
            Trustee, relating to the 115/8% Subordinated Notes due
            2002 of Pathmark (incorporated by reference from the 1993
            10-K) ........................................................

4.3       --Indenture between Pathmark and Wilmington Trust Company,
            Trustee, relating to the 125/8% Subordinated Debentures
            due 2002 of Pathmark (incorporated by reference from the
            1993 10-K) ...................................................

4.4A      --Credit Agreement dated as of June 30, 1997 ("the Credit
            Agreement") among Pathmark, the Lenders listed therein,
            and Chase Manhattan Bank as Agent (incorporated by
            reference from Pathmark's Form 10-Q for the period ended
            August 2, 1997) ..............................................

4.4B      --Amendment No. 1 to the Credit Agreement dated as of
            November 27, 1998 (incorporated by reference from the
            Annual Report on Form 10-K of Pathmark for the year ended
            January 30, 1999 .............................................

10.1      --First Amended as Restated Supply Agreement among
            Pathmark, Plainbridge and C&S (incorporated by reference
            from the Annual Report on Form 10-K of Pathmark for the
            year ended January 31, 1998) .................................

 Exhibit                                                                    Page
   No.                               Exhibit                                No.
--------                             -------                                ---
10.2      --Tax Sharing Agreement between Pathmark and SMG-II
            (incorporated by reference from the 1993 10-K) ...............

10.3      --Tax Indemnity Agreement between Pathmark and Plainbridge
            (incorporated by reference from the 1993 10-K) ...............

10.4      --Supermarkets General Corporation Pension Plan (as
            Amended and Restated effective January 1, 1979) as amended through May 29, 1987 (incorporated by reference from
            Exhibit 10.21 to the Registration Statement on Form S-1 of
            Holdings, File No. 33-16963) .................................

10.5      --Supermarkets General Corporation Savings Plan (as
            Amended and Registration Statement on Form S-1 of
            Holdings, File No. 33-16963) .................................

10.6      --Supermarkets General Corporation Management Incentive
            Plan effective June 17, 1971 (incorporated by reference
            from Exhibit 10.23 to the Registration Statement on Form
            S-1 of Holdings, File No. 33-16963 ...........................

10.7A     --Supplemental Retirement Agreement dated June 1, 1994
            between Pathmark and Harvey Gutman (incorporated by
            reference from the Annual Report on Form 10-K of Pathmark
            for the year ended January 28, 1995 (the "1994 10-K") ........

10.7B     --Supplemental Retirement Agreement dated June 1, 1994
            between Pathmark and Robert Joyce (incorporated by
            reference from the 1994 10-K) ................................

10.8      --Excess Benefit Plan of Supermarkets General Corporation,
            effective as of March 9, 1987 (incorporated by reference
            from Exhibit 10.12 to the October 1993 Registration
            Statement) ...................................................

10.9      --Recourse Secured Promissory Note, dated October 5, 1987, given to Holdings from each Management Investor listed
            therein (incorporated by reference from Exhibit 10.43 to Post-Effective Amendment No. 1 to the Registration
            Statement on Form S-1 of Holdings, File No. 33-16963) ........

10.11     --Stock Pledge Agreement dated October 5, 1987, between
            Holdings and each Management Investor listed therein
            (incorporated by reference from Exhibit 10.44 to
            Post-Effective Amendment No. 1 to the Registration
            Statement on Form S-1 of Holdings, File No. 33-16963) ........

10.12     --SMG-II Holdings Corporation Management Investors Stock
            Option Plan, as amended and restated May 17, 1991 (the
            "Option Plan") (incorporated by reference from Exhibit
            10.15 to the October 1993 Registration Statement) ............

10.13     --Form of Stock Option Agreement under the Option Plan
            (incorporated by reference from Exhibit 10.16 to the
            October 1993 Registration Statement) .........................

10.14     --SMG-II Holdings Corporation Employees 1987 Stock Option
            Plan, as amended and restated May 17, 1991 (incorporated
            by reference from Exhibit 10.17 to the October 1993
            Registration Statement) ......................................

10.15     --Management Investors Exchange Agreement dated as of
            February 4, 1991 among SMG-II Holdings Corporation,
            Holdings and each of the Management Investors party
            thereto (incorporated by reference from Exhibit 10.53 to
            the Registration Statement on Form S-1 of Holdings, No.
            33-16963) ....................................................

10.16A    --SMG-II Holdings Corporation 1997 Restricted Stock Plan
            (incorporated by reference from the Annual Report on Form
            10-K of Pathmark for the year ended January 30, 1999) ........

10.16B    --Form of Restricted Stock Agreement under the Restricted
            Stock Plan (incorporated by reference from the Annual
            Report on Form 10-K of Pathmark for the year ended January
            30, 1999) ....................................................

 Exhibit                                                                    Page
   No.                               Exhibit                                No.
--------                             -------                                ---
10.17     --Employment Agreement dated as of October 8, 1996 among
            Pathmark, SMG-II and James Donald (incorporated by
            reference from Pathmark's Annual Report on Form 10-K for
            the year ended February 1, 1997) .............................

10.18     --Sale and Transition Agreement between Pathmark and James
            J. Donald dated March 8, 1999 (filed as an exhibit to
            Holdings Solicitation/Recommendation Statement on Schedule 14D-9 dated March 15, 1999 (the "Holdings 14D-9"), and incorporated herein by reference) ............................

10.19     --Employment Agreement between Pathmark and Eileen Scott
            dated February 1, 1999 (filed as an Exhibit to the
            Holdings 14D-9, and incorporated herein by reference) ........

10.20     --Employment Agreement between Pathmark and John Sheehan
            dated February 1, 1999 (filed as an Exhibit to the
            Holdings 14D-9, and incorporated herein by reference) ........

10.21     --Employment Agreement between Pathmark and Marc A.
            Strassler dated February 1, 1999 (filed as an Exhibit to
            the Holdings 14D-9, and incorporated herein by reference) ....

10.22     --Employment Agreement between Pathmark and Frank Vitrano
            dated February 1, 1999 (filed as an Exhibit to the
            Holdings 14D-9, and incorporated herein by reference) ........

10.23     --Employment Agreement between Pathmark and Joseph
            Adelhardt dated February 1, 1999 (filed as an Exhibit to
            the Holdings 14D-9, and incorporated herein by reference) ....

10.24     --Employment Agreement between Pathmark and Harvey Gutman
            dated February 1, 1999 (filed as an Exhibit to the
            Holdings 14D-9, and incorporated herein by reference) ........

10.25     --Employment Agreement between Pathmark and Robert Joyce
            dated February 1, 1999 (filed as an Exhibit to the
            Holdings 14D-9, and incorporated herein by reference) ........

10.26     --Employment Agreement between Pathmark and Myron D.
            Waxberg dated February 1, 1999 (filed as an Exhibit to the
            Holdings 14D-9, and incorporated herein by reference) ........

12.1*     --Statements Regarding Computation of Ratio of Earnings to
            Fixed Charges ................................................

22.1*     --List of Subsidiaries of the Registrant .......................

----------
*     Filed herewith.