Form 10-Q
period 1999-07-31
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1999-09-14
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

        For the Quarter Ended                Commission File Number
            July 31, 1999                           0-16404

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                              13-3408704
   (State of other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

          200 Milik Street                            07008
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

                         Yes  |X|       No  |_|

      As of July 31, 1999, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (in thousands)

                                                         13 Weeks Ended                    26 Weeks Ended
                                                 ----------------------------      ----------------------------
                                                   July 31,         August 1,        July 31,        August 1,
                                                     1999             1998             1999            1998
                                                 -----------      -----------      -----------      -----------
Sales ......................................     $   922,728      $   922,909      $ 1,817,185      $ 1,838,924

Cost of sales (exclusive of depreciation and
  amortization shown separately below) .....         657,887          661,009        1,297,397        1,312,993
                                                 -----------      -----------      -----------      -----------

Gross profit ...............................         264,841          261,900          519,788          525,931

Selling, general and administrative expenses         212,243          204,460          418,762          415,533

Depreciation and amortization ..............          18,382           19,750           36,609           39,436
                                                 -----------      -----------      -----------      -----------

Operating earnings .........................          34,216           37,690           64,417           70,962

Interest expense ...........................         (40,367)         (39,830)         (79,842)         (81,399)
                                                 -----------      -----------      -----------      -----------

Loss before income taxes ...................          (6,151)          (2,140)         (15,425)         (10,437)

Income tax provision .......................             (26)             (25)             (51)             (55)
                                                 -----------      -----------      -----------      -----------

Net loss ...................................          (6,177)          (2,165)         (15,476)         (10,492)

Less: non-cash preferred stock accretion and
  dividend requirements ....................          (4,793)          (4,773)          (9,581)          (9,540)
                                                 -----------      -----------      -----------      -----------

Net loss attributable to common stockholder      $   (10,970)     $    (6,938)     $   (25,057)     $   (20,032)
                                                 ===========      ===========      ===========      ===========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)

                                                        July 31,      January 30,
                                                          1999           1999
                                                      -----------     -----------
ASSETS
Current Assets
  Cash and cash equivalents ......................    $     8,334     $     7,726
  Accounts receivable, net .......................         12,779          13,792
  Merchandise inventories ........................        147,340         143,212
  Income taxes receivable ........................          1,803           1,482
  Deferred income taxes, net .....................          4,591           4,026
  Prepaid expenses ...............................         22,674          21,527
  Due from suppliers .............................         46,146          49,600
  Other current assets ...........................         15,105          10,708
                                                      -----------     -----------
   Total Current Assets ..........................        258,772         252,073
Property and Equipment, Net ......................        479,034         471,583
Deferred Financing Costs, Net ....................         13,968          15,723
Deferred Income Taxes, Net .......................         45,583          46,148
Other Assets .....................................         44,797          42,525
                                                      -----------     -----------
                                                      $   842,154     $   828,052
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
  Accounts payable and book overdrafts ...........    $   105,892     $    98,967
  Current maturities of long-term debt ...........         72,942          15,902
  Accrued payroll and payroll taxes ..............         45,307          52,014
  Current portion of lease obligations ...........         23,093          21,956
  Accrued interest payable .......................         21,168          21,325
  Accrued expenses and other current liabilities .         84,325          86,404
                                                      -----------     -----------
   Total Current Liabilities .....................        352,727         296,568
                                                      -----------     -----------
Long-Term Debt ...................................      1,236,217       1,258,539
                                                      -----------     -----------
Lease Obligations, Long-Term .....................        172,505         160,820
                                                      -----------     -----------
Other Noncurrent Liabilities .....................        377,891         385,287
                                                      -----------     -----------
Redeemable Securities
  Exchangeable Preferred Stock, $.01 par value ...        110,043         109,069
                                                      -----------     -----------
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares
   Liquidation preference, $25 per share: $122,267
Commitments and Contingencies (Note 4)
Stockholder's Deficiency
Class A Common Stock $.01 par value ..............              7               7
  Authorized: 1,075,000 shares
  Issued and outstanding: 650,675 shares
Class B Common Stock $.01 par value ..............              3               3
  Authorized: 1,000,000 shares
  Issued and outstanding: 320,000 shares
Paid-in Capital ..................................        195,443         196,357
Accumulated Deficit ..............................     (1,602,682)     (1,578,598)
                                                      -----------     -----------
   Total Stockholder's Deficiency ................     (1,407,229)     (1,382,231)
                                                      -----------     -----------
                                                      $   842,154     $   828,052
                                                      ===========     ===========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (Unaudited)
                     (in thousands except per share amounts)

                                               Class A        Class B                                            Total
                                               Common         Common          Paid-in        Accumulated      Stockholder's
                                                Stock          Stock          Capital          Deficit         Deficiency
                                            -----------     -----------     -----------      -----------      -----------
Balance, January 30, 1999 .............     $         7     $         3     $   196,357      $(1,578,598)     $(1,382,231)

   Net loss ...........................              --              --              --          (15,476)         (15,476)

   Accrued dividends on preferred stock
     ($1.76 per share) ................              --              --              --           (8,608)          (8,608)

   Accretion on preferred stock .......              --              --            (973)              --             (973)

   Capital contribution from SMG-II
     Holdings Corporation .............              --              --              59               --               59
                                            -----------     -----------     -----------      -----------      -----------
Balance, July 31, 1999 ................     $         7     $         3     $   195,443      $(1,602,682)     $(1,407,229)
                                            ===========     ===========     ===========      ===========      ===========

Balance, January 31, 1998 .............     $         7     $         3     $   197,521      $(1,531,659)     $(1,334,128)

   Net loss ...........................              --              --              --          (10,492)         (10,492)

   Accrued dividends on preferred stock
     ($1.76 per share) ................              --              --              --           (8,607)          (8,607)

   Accretion on preferred stock .......              --              --            (933)              --             (933)

   Capital contributions from SMG-II
     Holdings Corporation .............              --              --             365               --              365
                                            -----------     -----------     -----------      -----------      -----------
Balance, August 1, 1998 ...............     $         7     $         3     $   196,953      $(1,550,758)     $(1,353,795)
                                            ===========     ===========     ===========      ===========      ===========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (Unaudited)
                                 (in thousands)

                                                                             26 Weeks Ended
                                                                          --------------------
                                                                           July 31,   August 1,
                                                                             1999       1998
                                                                          --------    --------
Operating Activities
  Net loss ............................................................   $(15,476)   $(10,492)
  Adjustments  to reconcile net loss to net cash provided by (used for)
   operating activities:
    Depreciation and amortization .....................................     38,376      41,247
    Deferred income tax benefit .......................................         --        (710)
    Interest accruable but not payable ................................     11,344      10,055
    Amortization of original issue discount ...........................        178         920
    Amortization of debt issuance costs ...............................      2,186       2,053
    Gain on disposal of property and equipment ........................       (369)     (4,562)
    Cash  provided by (used  for) operating assets and liabilities:
      Accounts receivable, net ........................................      1,013         782
      Merchandise inventories .........................................     (4,128)     (4,995)
      Income taxes ....................................................       (321)      1,933
      Due from suppliers ..............................................      3,454     (30,392)
      Other current assets ............................................     (4,828)     (3,768)
      Other assets ....................................................     (2,406)        880
      Accounts payable ................................................      1,870     (32,019)
      Accrued interest payable ........................................        (94)      2,171
      Accrued expenses and other current liabilities ..................     (8,786)     (4,617)
      Other noncurrent liabilities ....................................    (16,005)    (18,065)
                                                                          --------    --------
       Cash provided by (used for) operating activities ...............      6,008     (49,579)
                                                                          --------    --------
Investing Activities
  Property and equipment expenditures .................................    (24,476)    (16,905)
  Proceeds from disposition of property and equipment .................        886      28,267
                                                                          --------    --------
       Cash provided by (used for) investing activities ...............    (23,590)     11,362
                                                                          --------    --------
Financing Activities
  Increase in Pathmark Working Capital Facility borrowings ............     27,600      63,400
  Repayment of Term Loan ..............................................     (3,783)     (3,783)
  Increase in other long-term debt ....................................         --       3,129
  Repayment of other long-term debt ...................................       (620)     (8,772)
  Increase (decrease) in book overdrafts ..............................      5,055     (26,330)
  Reduction in lease obligations ......................................     (9,631)    (10,918)
  Capital contribution from SMG-II Holdings Corporation ...............         --         246
  Repayment of the PTK Exchangeable Guaranteed Debentures .............         --     (31,171)
  Deferred financing fees .............................................       (431)       (107)
                                                                          --------    --------
       Cash provided by (used for) financing activities ...............     18,190     (14,306)
                                                                          --------    --------
Increase (decrease) in cash and cash equivalents ......................        608     (52,523)
Cash and cash equivalents at beginning of period ......................      7,726      62,914
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  8,334    $ 10,391
                                                                          ========    ========
Supplemental Disclosures of Cash Flow Information
  Interest paid .......................................................   $ 66,417    $ 66,342
                                                                          ========    ========
  Income taxes paid ...................................................   $    427    $    882
                                                                          ========    ========
Noncash Investing and Financing Activities
  Capital lease obligations ...........................................   $ 23,217    $ 10,460
                                                                          ========    ========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization and Basis of Presentation

      Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 134 supermarkets as of July 31, 1999, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

      On March 9, 1999, Ahold Acquisitions, Inc. ("the Purchaser"), an indirect wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), announced it will acquire all of the issued and outstanding shares of the capital stock of SMG-II, subject to the completion of a number of conditions (see Note 4).

      The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 30, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included herein reflect all adjustments, which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended January 30, 1999.

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the second quarters and six-month periods of Fiscal 1999 and 1998, therefore, no income tax benefit has been recognized.

Note 2--Long-Term Debt

      Long-term debt is comprised of the following (dollars in thousands):

                                                                  July 31,    January 30,
                                                                    1999         1999
                                                                 ----------   ----------
Pathmark term loan ("Term Loan") .............................   $  251,901   $  255,684
Pathmark working capital facility ("Working Capital Facility")       70,600       43,000
9.625% Pathmark Senior Subordinated Notes due 2003
   ("Pathmark Senior Subordinated Notes") ....................      438,667      438,489
11.625% Pathmark Subordinated Notes due 2002
   ("Pathmark Subordinated Notes") ...........................      199,017      199,017
11.625% Holdings Subordinated Notes due 2002
   ("Holdings Subordinated Notes") ...........................          983          983
12.625% Pathmark Subordinated Debentures due 2002
   ("Pathmark Subordinated Debentures") ......................       95,750       95,750
10.75% Pathmark Junior Subordinated Deferred Coupon Notes
   due 2003 ("Pathmark Deferred Coupon Notes") ...............      219,224      207,880
Industrial revenue bonds .....................................        8,260        8,302
Other debt (primarily mortgages) .............................       24,757       25,336
                                                                 ----------   ----------
Total debt ...................................................    1,309,159    1,274,441
Less: current maturities .....................................       72,942       15,902
                                                                 ----------   ----------
Long-term portion ............................................   $1,236,217   $1,258,539
                                                                 ==========   ==========

      The increase in the current maturities is primarily due to the sinking fund payment of $50.0 million, due June 15, 2000, on the Subordinated Notes.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)

Note 3--Interest Expense

      Interest expense is comprised of the following (dollars in thousands):

                                                13 Weeks Ended         26 Weeks Ended
                                             -------------------    -------------------
                                             July 31,   August 1,   July 31,   August 1,
                                               1999       1998        1999       1998
                                             --------   --------    --------   --------
Term Loans ...............................   $  4,769   $  5,361    $  9,606   $ 10,665
Working Capital Facility .................      1,688      1,458       2,789      1,998
Pathmark Senior Subordinated Notes
   Amortization of original issue discount         89         89         178        178
   Currently payable .....................     10,587     10,587      21,174     21,175
Pathmark Subordinated Notes ..............      5,812      5,812      11,625     11,625
Pathmark Subordinated Debentures .........      3,022      3,022       6,044      6,044
Pathmark Deferred Coupon Notes
   Accrued but not payable ...............      5,748      5,118      11,344     10,055
PTK Exchangeable Guaranteed Debentures
   Amortization of original issue discount         --         --          --        742
Amortization of debt issuance costs ......      1,102      1,022       2,186      2,053
Lease obligations ........................      5,260      5,426      10,367     10,923
Other, net ...............................      2,290      1,935       4,529      5,941
                                             --------   --------    --------   --------
Interest expense .........................   $ 40,367   $ 39,830    $ 79,842   $ 81,399
                                             ========   ========    ========   ========

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

Note 4--Contingencies

      Ahold Acquisition:

      As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and its periodic report on Form 10-Q for the three months ended May 1, 1999, the Company, its parent, SMG-II Holdings Corporation ("SMG-II"), Ahold Acquisitions, Inc. (the "Purchaser"), an indirect, wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), and the directors of the Company are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of the Company and SMG-II breached their fiduciary duties to the holders of the Company's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)

Note 4--Contingencies--(Continued)

      The Settlement Agreement provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock of the Company from and including March 9, 1999 (the "Class") through and including the consummation of the merger pursuant to the Agreement and Plan of Merger by and among Ahold, the Purchaser and SMG-II dated March 9, 1999 (the "SMG-II Merger") or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement dated March 9, 1999 by and among Ahold, the Purchaser, SMG-II and PTK Holdings, Inc. (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants have agreed, subject to Final Court Approval (as defined below), that the Purchaser shall increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiff's counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiff's counsel has applied to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock.

      The Settlement Agreement also provides, among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or
(ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) Final Court Approval of the settlement; (ii) dismissal of the Action by the Court with prejudice and without awarding fees or costs to any party; and (iii) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

      For purposes of the Settlement Agreement, "Final Court Approval" of the settlement means an order entered by the Court approving the settlement and awarding Plaintiff's counsel's fees and expenses and such order is finally affirmed, without modification of any substantive right of any party to the Settlement Agreement, on appeal, or is no longer subject to appeal and time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired, provided that any modification of the order approving the settlement with respect to the amount of attorneys' fees and expenses awarded and/or any additional supplemental disclosure required shall not be considered a modification of a substantive right affecting Final Court Approval.

      After notice and a hearing, on July 22, 1999 the Court approved the settlement and the fee application of the Plaintiff's attorneys. As of August 23, 1999, all applicable appeal periods have expired, thus constituting Final Court Approval. As a result of the settlement, the New Offer Price will be $39.85 per share of Preferred Stock.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)

Note 4--Contingencies--(Continued)

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Sales:

      Sales in the second quarter of Fiscal 1999 were $922.7 million compared to $922.9 million in the prior year. For the six-month period of Fiscal 1999, sales were $1,817.2 million compared to $1,838.9 million in the prior year, a decrease of 1.2%. The sales reduction in the six-month period was primarily due to stores which were closed or divested in the prior year, partially offset by new stores in Fiscal 1999. Same store sales decreased 0.3% and 0.6% in the second quarter and six-month period of Fiscal 1999, respectively. The Company operated 134 and 135 supermarkets at the end of the second quarters of Fiscal 1999 and Fiscal 1998, respectively.

      Gross Profit:

      Gross profit in the second quarter of Fiscal 1999 was $264.8 million or 28.7% of sales compared with $261.9 million or 28.4% of sales in the prior year. For the six-month period of Fiscal 1999, gross profit was $519.8 million or 28.6% of sales compared to $525.9 million or 28.6% for the prior year. The increase in gross profit in both dollars and as a percentage of sales for the second quarter of Fiscal 1999 compared to the prior year was primarily due to lower shrink, partially offset by higher promotion costs. The decrease in gross profit dollars for the six-month period of Fiscal 1999 compared to the prior year was primarily due to lower sales and higher promotional expenses, partially offset by lower shrink. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.4 million and $0.3 million in each of the second quarters of Fiscal 1999 and 1998, respectively and a pretax LIFO charge of $0.8 million and $0.7 million in the six-month period of Fiscal 1999 and Fiscal 1998, respectively.

      Selling, General and Administrative Expenses ("SG&A"):

      SG&A in the second quarter of Fiscal 1999 increased $7.8 million or 3.8% compared to the prior year and increased $3.2 million or 0.8% in the six-month period of Fiscal 1999 compared to the prior year. The increase in SG&A in the second quarter and six-month period of Fiscal 1999 was primarily due to the $5.1 million gain recognized on the sale of certain real estate in Fiscal 1998, higher insurance costs, along with expenses associated with Year 2000 remediation and the Ahold acquisition of the Company, partially offset by lower incentive and store labor expenses. As a percentage of sales, SG&A was 23.0% in the second quarter of Fiscal 1999, up from 22.2% in the prior year and was 23.0% for the six-month period of Fiscal 1999 up from 22.6% in the prior year. Excluding the gain on the sale of real estate, SG&A as a percentage of sales were 22.7% and 22.9% for the second quarter and six-month period of Fiscal 1998.

      Depreciation and Amortization:

      Depreciation and amortization of $18.4 million in the second quarter of Fiscal 1999 was $1.4 million lower than the prior year of $19.8 million. For the six-month period of Fiscal 1999, depreciation and amortization of $36.6 was $2.8 million lower than the prior year of $39.4 million. The decrease in depreciation and amortization expense in the second quarter and six-month period of Fiscal 1999 compared to the prior year was primarily due to property and equipment dispositions during Fiscal 1998, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.8 million and $0.7 million of the second quarters of Fiscal 1999 and 1998, respectively and $1.6 million and $1.5 in the six-month periods of Fiscal 1999 and Fiscal 1998, respectively.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

      Operating Earnings:

      Operating earnings in the second quarter of Fiscal 1999 were $34.2 million compared with the prior year of $37.7 million. For the six-month period of Fiscal 1999, operating earnings were $64.4 million compared with $71.0 in the prior year. The decrease in operating earnings in the second quarter of Fiscal 1999 compared to the prior year was due to higher SG&A, partially offset by higher gross profit and lower depreciation and amortization expense. The decrease in operating earnings in the six-month period of Fiscal 1999 compared to the prior year was due to lower gross profit and higher SG&A, partially offset by lower depreciation and amortization expense.

      Interest Expense:

      Interest expense was $40.4 million in the second quarter of Fiscal 1999 compared to $39.8 million in the prior year and $79.8 million for the six-month period of Fiscal 1999 compared to $81.4 million in the prior year. The increase in interest expense in the second quarter of Fiscal 1999 compared to the prior year was primarily due to higher levels of borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and the paydown of certain mortgages. The decrease in interest expense in the six-month period of Fiscal 1999 compared to the prior year was primarily due to reductions in the Term Loan and the paydown of certain mortgages, along with the Fiscal 1998 paydown of the PTK Exchangeable Guaranteed Debentures, partially offset by higher levels of borrowings under the Working Capital Facility and the debt accretion on the Deferred Coupon Notes.

      Income Taxes:

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first and second quarters of Fiscal 1999 and Fiscal 1998; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $50.2 million at July 31, 1999 will be realized through the implementation of tax strategies which could generate taxable income.

      During the six-month period of Fiscal 1999, the Company made income tax payments of $0.4 million and received income tax refunds of $0.03 million. During the six-month period of Fiscal 1998, the Company made income tax payments of $0.9 million and received income tax refunds of $0.5 million.

      Summary of Operations:

      The Company's net loss in the second quarter of Fiscal 1999 was $6.2 million compared to a net loss of $2.2 million for the prior year. For the six-month period of Fiscal 1999, the Company's net loss was $15.5 million compared to a net loss of $10.5 million in the prior year. The increase in net loss in the second quarter and six-month period of Fiscal 1999 compared to the prior year was primarily due to lower operating earnings.

      EBITDA-FIFO:

      EBITDA-FIFO was $53.9 million and $53.6 million in the second quarters of Fiscal 1999 and Fiscal 1998, respectively and $103.2 million and $107.8 million for the six-month period of Fiscal 1999 and Fiscal 1998, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

Financial Condition

      Debt Service:

      During the second quarter of Fiscal 1999, total debt increased $34.7 million from Fiscal 1998 year end due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and a decrease in certain mortgages. Borrowings under the Working Capital Facility were $70.6 million at July 31, 1999 and $73.5 million at September 8, 1999. In addition, during the six-month period of Fiscal 1999, total lease obligations increased $12.8 million from Fiscal 1998 year end.

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

      The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) is as follows (dollars in millions):

                                                      Principal
       Fiscal Years                                   Payments
       ------------                                   --------
         1999(a)..................................    $   11.3
         2000.....................................        79.0
         2001.....................................       335.0
         2002.....................................       196.3
         2003.....................................       666.1
         Thereafter...............................        21.5
                                                      --------
         Total....................................    $1,309.2
                                                      ========

----------
(a)   Subsequent to July 31, 1999

      Liquidity:

      The consolidated financial statements of the Company indicate that, at July 31, 1999, current liabilities exceeded current assets by $94.0 million and stockholder's deficiency was $1.4 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Future refinancing will be necessary if the Company's cash flow from operations is not sufficient to meet its debt service requirements related to the sinking fund payment on the Subordinated Notes in Fiscal 2000, the maturity of the Term Loan and Working Capital Facility in Fiscal 2001, and the maturity of the Subordinated Notes and Subordinated Debentures in Fiscal 2002. The Company expects that it will be necessary to refinance all or a portion of the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at July 31, 1999 and, based on management's operating projections for Fiscal 1999, the Company believes that it will continue to be in compliance with its various debt

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

      Preferred Stock Dividends:

      The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at July 31, 1999, the unpaid dividends of $116.2 million are accrued and included in other noncurrent liabilities.

      Capital Expenditures:

      Capital expenditures for the second quarter of Fiscal 1999, including property acquired under capital leases, were $21.7 million compared to $7.9 million for the prior year and for the six-month period of Fiscal 1999 were $47.7 million compared to $27.4 million for the prior year. During the six-month period of Fiscal 1999, the Company opened two new stores and completed 17 renovations to existing supermarkets. During the remainder of Fiscal 1999, the Company expects to open one additional store and complete up to an aggregate of 10 renovations and enlargements. Capital expenditures for Fiscal 1999, including property to be acquired under capital leases, are estimated to be $99.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

      Cash Flows:

      Cash provided by operating activities was $6.0 million in the six-month period of Fiscal 1999 compared to cash used for operating activities of $49.6 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities. Cash used for operating activities in the prior year was impacted by the transition to C&S Wholesalers, Inc ("C&S"). Cash used for investing activities was $23.6 million in the six-month period of Fiscal 1999 compared to cash provided by investing activities of $11.4 million in the prior year. The increase in cash used for investing activities was primarily due to an increase in expenditures of property and equipment, partially offset by a decrease in proceeds from property dispositions. Cash provided by financing activities was $18.2 million in the six-month period of Fiscal 1999 compared to cash used for financing activities of $14.3 million in the prior year. The increase in cash provided by financing activities was primarily due to an increase in book overdrafts in Fiscal 1999 and the repayment of the PTK Exchangeable Guaranteed Debentures in Fiscal 1998, partially offset by a decrease in borrowings under the Working Capital Facility in Fiscal 1999.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

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

      The Company is communicating with its principal vendors to determine the extent to which it will be vulnerable to third-party Year 2000 readiness problems. Based on its assessment to date of the Year 2000 readiness of the Company's key suppliers, including C&S, vendors, service providers and other third parties on which the Company relies for business operations, the Company believes that its principal vendors, service providers and other third parties are addressing the Year 2000 issues. The Company has tested Year 2000 readiness with certain key suppliers; however, the Company has limited ability to test and control such third parties' Year 2000 readiness, and the Company cannot provide assurance that failure of such third parties to address the Year 2000 issues will not cause an interruption of the Company's business.

      The Company has committed significant resources in connection with resolving its Year 2000 issues. The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. Through IBM, this effort is under way across the Company and is following a process of inventory, analysis, modification, testing and implementation. A major portion of these costs will be met under the existing agreement with IBM through a reprioritization of systems development projects, with the remainder representing incremental costs. Those systems development projects, which have been deferred due to the Year 2000 readiness program, are not deemed to be critical to the Company's operations. As of August 31, 1999, the Company believes that approximately 94% of its mainframe store information systems and 100% of its embedded systems are Year 2000 ready. The Company estimates that the total costs associated with achieving Year 2000 readiness will be approximately $17.0 million (of which approximately $11.0 million has been expended through July 31, 1999), consisting of system remediation costs of $9.0 million and equipment replacement of $8.0 million. The Company anticipates that it will finance the cost of its Year 2000 remediation using its existing sources of liquidity. The remaining $6.0 million in costs is being expended primarily through the IBM information systems service agreement.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

      The Company expects to complete its Year 2000 remediation for the remaining 6% of its mainframe and store information systems by October 1999; additional Year 2000 testing of the Company's critical remediated systems will continue through December 1999. However, the Company's ability to execute its plan in a timely manner may be adversely affected by a variety of factors, some of which are beyond the Company's control, including turnover of key employees, availability and continuity of IBM consultants and the potential for unforeseen implementation problems. The Company's business could be interrupted if the Year 2000 plan is not implemented in a timely manner, if the Company's vendors, service providers or other third parties are not Year 2000 ready or if the Company's contingency plans are not successful. Any such business interruptions could have a material adverse effect on the Company's results of operation, liquidity or financial condition by impairing its ability to process customer transactions, as well as to order and receive merchandise for sale in a timely manner.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and its periodic report on Form 10-Q for the three months ended May 1, 1999, the Company, its parent, SMG-II Holdings Corporation ("SMG-II"), Ahold Acquisitions, Inc. (the "Purchaser"), an indirect, wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), and the directors of the Company are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of the Company and SMG-II breached their fiduciary duties to the holders of the Company's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

      The Settlement Agreement provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock of the Company from and including March 9, 1999 (the "Class") through and including the consummation of the merger pursuant to the Agreement and Plan of Merger by and among Ahold, the Purchaser and SMG-II dated March 9, 1999 (the "SMG-II Merger") or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement dated March 9, 1999 by and among Ahold, the Purchaser, SMG-II and PTK Holdings, Inc. (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants have agreed, subject to Final Court Approval (as defined below), that the Purchaser shall increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiff's counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiff's counsel has applied to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock.

      The Settlement Agreement also provides, among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or
(ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) Final Court Approval of the settlement; (ii) dismissal of the Action by the Court with prejudice and without awarding fees or costs to any party; and (iii) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

      For purposes of the Settlement Agreement, "Final Court Approval" of the settlement means an order entered by the Court approving the settlement and awarding Plaintiff's counsel's fees and expenses and such order is finally affirmed, without modification of any substantive right of any party to the Settlement Agreement, on appeal, or is no longer subject to appeal and time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired, provided that any modification of the order approving the settlement with respect to the amount of attorneys' fees and expenses awarded and/or any additional supplemental disclosure required shall not be considered a modification of a substantive right affecting Final Court Approval.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

      After notice and a hearing, on July 22, 1999 the Court approved the settlement and the fee application of the Plaintiff's attorneys. As of August 23, 1999, all applicable appeal periods have expired, thus constituting Final Court Approval. As a result of the settlement, the New Offer Price will be $39.85 per share of Preferred Stock.

      The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits: None

      (b)   Reports on Form 8-K: None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                    SUPERMARKETS GENERAL HOLDINGS CORPORATION


                                    By     /s/ Frank Vitrano
                                       --------------------------
                                            (Frank Vitrano)
                                       Senior Vice President and
                                        Chief Financial Officer


                                    By    /s/ Joseph Adelhardt
                                       --------------------------
                                           (Joseph Adelhardt)
                                       Senior Vice President and
                                              Controller,
                                        Chief Accounting Officer

Date: September 14, 1999