Form 10-Q
period 1999-10-30
SUPERMARKETS GENERAL HOLDINGS CORP
filed 1999-12-13
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the Quarter Ended                                    Commission File Number
   October 30, 1999                                             0-16404

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                                           13-3408704
     (State of other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            200 Milik Street                                        07008
          Carteret, New Jersey                                   (Zip Code)
(Address of principal executive offices)

                                 (732) 499-3000
              (Registrant's telephone number, including area code)

                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
            $3.52 Cumulative Exchangeable Redeemable Preferred Stock

                              --------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes |X|      No |_|

      As of October 30, 1999, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (in thousands)

                                                        13 Weeks Ended                    39 Weeks Ended
                                                 ----------------------------      ----------------------------
                                                 October 30,      October 31,      October 30,      October 31,
                                                    1999             1998             1999             1998
                                                 -----------      -----------      -----------      -----------
Sales ......................................     $   924,854      $   899,990      $ 2,742,039      $ 2,738,914

Cost of sales (exclusive of depreciation and
 amortization shown separately below) ......         663,794          644,554        1,961,191        1,957,547
                                                 -----------      -----------      -----------      -----------
Gross profit ...............................         261,060          255,436          780,848          781,367
Selling, general and administrative expenses         214,813          210,389          633,575          625,922
Depreciation and amortization ..............          19,111           19,597           55,720           59,033
                                                 -----------      -----------      -----------      -----------
Operating earnings .........................          27,136           25,450           91,553           96,412
Interest expense ...........................         (41,028)         (39,774)        (120,870)        (121,173)
                                                 -----------      -----------      -----------      -----------
Loss before income taxes ...................         (13,892)         (14,324)         (29,317)         (24,761)
Income tax provision .......................             (25)             (39)             (76)             (94)
                                                 -----------      -----------      -----------      -----------
Net loss ...................................         (13,917)         (14,363)         (29,393)         (24,855)

Less: non-cash preferred stock accretion and
 dividend requirements .....................          (4,799)          (4,778)         (14,380)         (14,318)
                                                 -----------      -----------      -----------      -----------
Net loss attributable to common stockholder      $   (18,716)     $   (19,141)     $   (43,773)     $   (39,173)
                                                 ===========      ===========      ===========      ===========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)

                                                       October 30,      January 30,
                                                           1999             1999
                                                       -----------      -----------
ASSETS
Current Assets
 Cash and cash equivalents .......................     $     8,752      $     7,726
 Accounts receivable, net ........................          15,502           13,792
 Merchandise inventories .........................         166,848          143,212
 Income taxes receivable .........................           2,174            1,482
 Deferred income taxes, net ......................           4,203            4,026
 Prepaid expenses ................................          23,379           21,527
 Due from suppliers ..............................          51,733           49,600
 Other current assets ............................          16,463           10,708
                                                       -----------      -----------
   Total Current Assets ..........................         289,054          252,073
Property and Equipment, Net ......................         482,195          471,583
Deferred Financing Costs, Net ....................          12,871           15,723
Deferred Income Taxes, Net .......................          45,777           46,148
Other Assets .....................................          46,068           42,525
                                                       -----------      -----------
                                                       $   875,965      $   828,052
                                                       ===========      ===========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
 Accounts payable and book overdrafts ............     $   100,528      $    98,967
 Current maturities of long-term debt ............          76,064           15,902
 Accrued payroll and payroll taxes ...............          44,508           52,014
 Current portion of lease obligations ............          23,869           21,956
 Accrued interest payable ........................          38,811           21,325
 Accrued expenses and other current liabilities ..          89,068           86,404
                                                       -----------      -----------
   Total Current Liabilities .....................         372,848          296,568
                                                       -----------      -----------
Long-Term Debt ...................................       1,268,608        1,258,539
                                                       -----------      -----------
Lease Obligations, Long-Term .....................         177,658          160,820
                                                       -----------      -----------
Other Noncurrent Liabilities .....................         372,143          385,287
                                                       -----------      -----------
Redeemable Securities
 Exchangeable Preferred Stock, $.0l par value ....         110,538          109,069
                                                       -----------      -----------
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares
   Liquidation preference, $25 per share: $122,267
Commitments and Contingencies (Note 4)
Stockholder's Deficiency
 Class A common stock $.01 par value .............               7                7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares
 Class B common stock $.01 par value .............               3                3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares
 Paid-in capital .................................         195,062          196,357
 Accumulated deficit .............................      (1,620,902)      (1,578,598)
                                                       -----------      -----------
  Total Stockholder's Deficiency .................      (1,425,830)      (1,382,231)
                                                       -----------      -----------
                                                       $   875,965      $   828,052
                                                       ===========      ===========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (Unaudited)
                     (in thousands except per share amounts)

                                            Class A       Class B                                          Total
                                            Common        Common         Paid-in       Accumulated     Stockholder's
                                             Stock         Stock         Capital         Deficit         Deficiency
                                            --------      --------      ---------      -----------     -------------
Balance, January 30, 1999 .............     $      7      $      3      $ 196,357      $(1,578,598)     $(1,382,231)
  Net loss ............................           --            --             --          (29,393)         (29,393)
  Accrued dividends on preferred stock
   ($2.64 per share) ..................           --            --             --          (12,911)         (12,911)
  Accretion on preferred stock ........           --            --         (1,469)              --           (1,469)
  Capital contribution from SMG-II
   Holdings Corporation ...............           --            --            174               --              174
                                            --------      --------      ---------      -----------      -----------
Balance, October 30, 1999 .............     $      7      $      3      $ 195,062      $(1,620,902)     $(1,425,830)
                                            ========      ========      =========      ===========      ===========

Balance, January 31, 1998 .............     $      7      $      3      $ 197,521      $(1,531,659)     $(1,334,128)
   Net loss ...........................           --            --             --          (24,855)         (24,855)
   Accrued dividends on preferred stock
    ($2.64 per share) .................           --            --             --          (12,911)         (12,911)
   Accretion on preferred stock .......           --            --         (1,407)              --           (1,407)

    Capital contributions from SMG-II
      Holdings Corporation ............           --            --            543               --              543
                                            --------      --------      ---------      -----------      -----------
Balance, October 31, 1998 .............     $      7      $      3      $ 196,657      $(1,569,425)     $(1,372,758)
                                            ========      ========      =========      ===========      ===========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                              39 Weeks Ended
                                                                         -------------------------
                                                                         October 30,   October 31,
                                                                            1999          1998
                                                                         -----------   -----------
Operating Activities
 Net loss ...........................................................     $(29,393)     $(24,855)
 Adjustments to reconcile net loss to net cash provided by (used for)
  operating activities:
    Depreciation and amortization ...................................       58,599        61,811
    Deferred income tax benefit .....................................           --          (581)
    Interest accruable but not payable ..............................       17,246        15,362
    Amortization of original issue discount .........................          266         1,008
    Amortization of debt issuance costs .............................        3,283         3,069
    Gain on disposal of property and equipment ......................         (426)       (4,560)
    Cash provided by (used for) operating assets and liabilities:
     Accounts receivable, net .......................................       (1,710)       (1,356)
     Merchandise inventories ........................................      (23,636)      (19,312)
     Income taxes ...................................................         (498)        3,524
     Due from suppliers .............................................       (2,133)      (36,546)
     Other current assets ...........................................       (7,918)       (2,383)
     Other assets ...................................................       (3,655)       (2,689)
     Accounts payable ...............................................        6,102       (17,225)
     Accrued interest payable .......................................       17,636        20,910
     Accrued expenses and other current liabilities .................       (4,842)       (4,380)
     Other noncurrent liabilities ...................................      (24,280)      (24,486)
                                                                          --------      --------
       Cash provided by (used for) operating activities .............        4,641       (32,689)
                                                                          --------      --------
Investing Activities
 Property and equipment expenditures ................................      (37,259)      (27,932)
 Proceeds from disposition of property and equipment ................          888        28,377
                                                                          --------      --------
      Cash provided by (used for) investing activities ..............      (36,371)          445
                                                                          --------      --------
Financing Activities
 Increase in Working Capital Facility borrowings ....................       62,700        57,800
 Repayment of Term Loan .............................................       (9,012)       (5,674)
 Repayment of other long-term debt ..................................         (969)      (29,459)
 Decrease in book overdrafts ........................................       (4,541)      (20,198)
 Reduction in lease obligations .....................................      (14,991)      (18,002)
 Deferred financing fees ............................................         (431)         (777)
 Increase in other long-term debt ...................................           --        26,652
 Capital contribution from SMG-II Holdings Corporation ..............           --           246
 Repayment of the PTK Exchangeable Guaranteed Debentures ............           --       (31,171)
                                                                          --------      --------
      Cash provided by (used for) financing activities ..............       32,756       (20,583)
                                                                          --------      --------
Increase (decrease) in cash and cash equivalents ....................        1,026       (52,827)
Cash and cash equivalents at beginning of period ....................        7,726        62,914
                                                                          --------      --------
Cash and cash equivalents at end of period ..........................     $  8,752      $ 10,087
                                                                          ========      ========

Supplemental Disclosures of Cash Flow Information
   Interest paid ....................................................     $ 82,547      $ 80,903
                                                                          ========      ========
   Income taxes paid ................................................     $    461      $    908
                                                                          ========      ========
Noncash Investing and Financing Activities
   Capital lease obligations ........................................     $ 34,981      $ 10,425
                                                                          ========      ========

           See notes to consolidated financial statements (unaudited).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Organization and Basis of Presentation

      Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark"), operated 134 supermarkets as of October 30, 1999, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the third quarters and nine-month periods of Fiscal 1999 and 1998, therefore, no income tax benefit has been recognized.

Note 2--Long-Term Debt

      Long-term debt is comprised of the following (dollars in thousands):

                                                                     October 30,  January 30,
                                                                        1999         1999
                                                                     -----------  -----------
Pathmark term loan ("Term Loan") .................................   $  246,672   $  255,684
Pathmark working capital facility ("Working Capital Facility") ...      105,700       43,000
9.625% Pathmark Senior Subordinated Notes due 2003
  ("Pathmark Senior Subordinated Notes") .........................      438,755      438,489
11.625% Pathmark Subordinated Notes due 2002
  ("Pathmark Subordinated Notes") ................................      199,017      199,017
11.625% Holdings Subordinated Notes due 2002
  ("Holdings Subordinated Notes") ................................          983          983
12.625% Pathmark Subordinated Debentures due 2002
  ("Pathmark Subordinated Debentures") ...........................       95,750       95,750
10.75% Pathmark Junior Subordinated Deferred Coupon Notes due 2003
  ("Pathmark Deferred Coupon Notes") .............................      225,126      207,880
Industrial revenue bonds .........................................        8,239        8,302
Other debt (primarily mortgages) .................................       24,430       25,336
                                                                     ----------   ----------
Total debt .......................................................    1,344,672    1,274,441
Less: current maturities .........................................       76,064       15,902
                                                                     ----------   ----------
Long-term portion ................................................   $1,268,608   $1,258,539
                                                                     ==========   ==========

      The increase in the current maturities is primarily due to the sinking fund payment of $50.0 million, due June 15, 2000, related to the Subordinated Notes.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)

Note 3--Interest Expense

      Interest expense is comprised of the following (dollars in thousands):

                                                      13 Weeks Ended                  39 Weeks Ended
                                                ---------------------------     ----------------------------
                                                October 30,     October 31,     October 30,      October 31,
                                                    1999            1998            1999             1998
                                                -----------     -----------     -----------      -----------
Term Loans ..............................         $ 4,932         $ 5,275         $ 14,538         $ 15,940
Working Capital Facility ................           1,778           1,622            4,567            3,620
Pathmark Senior Subordinated Notes
  Amortization of original issue discount              89              88              267              266
  Currently payable .....................          10,588          10,588           31,762           31,763
Pathmark Subordinated Notes .............           5,812           5,813           17,437           17,438
Pathmark Subordinated Debentures ........           3,022           3,022            9,066            9,066
Pathmark Deferred Coupon Notes
  Accrued but not payable ...............           5,902           5,307           17,246           15,362
PTK Exchangeable Guaranteed Debentures
  Amortization of original issue discount              --              --               --              742
Amortization of debt issuance costs .....           1,097           1,016            3,283            3,069
Lease obligations .......................           5,561           5,251           15,928           16,174
Other, net ..............................           2,247           1,792            6,776            7,733
                                                  -------         -------         --------         --------
Interest expense ........................         $41,028         $39,774         $120,870         $121,173
                                                  =======         =======         ========         ========

      On May 12, 1998, the Company's wholly owned subsidiary PTK Holdings, Inc. ("PTK") repaid, at a discount, the PTK Exchangeable Guaranteed Debentures, totaling $31.2 million.

Note 4--Contingencies

      Ahold Acquisition:

      As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and its periodic report on Form 10-Q for the six months ended July 31, 1999, the Company, its parent, SMG-II Holdings Corporation ("SMG-II"), Ahold Acquisitions, Inc. (the "Purchaser"), an indirect, wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), and the directors of the Company are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of the Company and SMG-II breached their fiduciary duties to the holders of the Company's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

      The Settlement Agreement provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock of the Company from and including March 9, 1999 (the "Class") through and including the consummation of the merger pursuant to the Agreement and Plan of Merger by and among Ahold, the Purchaser and SMG-II dated March 9, 1999 (the "SMG-II Merger") or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement dated March 9, 1999 by and among Ahold, the Purchaser, SMG-II and PTK Holdings, Inc. (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants have agreed, subject to Final Court Approval (as defined below), that the Purchaser shall increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Continued)

Note 4--Contingencies--(Continued)

fees and expenses to Plaintiffs counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiffs counsel has applied to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock.

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

      For purposes of the Settlement Agreement, "Final Court Approval" of the settlement means an order entered by the Court approving the settlement and awarding Plaintiffs counsel's fees and expenses and such order is finally affirmed, without modification of any substantive right of any party to the Settlement Agreement, on appeal, or is no longer subject to appeal and time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired, provided that any modification of the order approving the settlement with respect to the amount of attorneys' fees and expenses awarded and/or any additional supplemental disclosure required shall not be considered a modification of a substantive right affecting Final Court Approval.

      After notice and a hearing, on July 22, 1999 the Court approved the settlement and the fee application of the Plaintiffs attorneys. As of August 23, 1999, all applicable appeal periods have expired, thus constituting Final Court Approval. As a result of the settlement, the New Offer Price will be $39.85 per share of Preferred Stock.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Sales:

      Sales in the third quarter of Fiscal 1999 were $924.8 million compared to $900.0 million in the prior year, an increase of 2.8%. For the nine-month period of Fiscal 1999, sales were $2,742.0 million compared to $2,738.9 million in the prior year, an increase of 0.1%. Same store sales increased 1.4% and 0.1% for the third quarter and nine-month period of Fiscal 1999, respectively. The sales increase in the third quarter was primarily due to new stores in Fiscal 1999 and same store sales increases, partially offset by stores which were closed or divested in the prior year. The Company operated 134 and 132 supermarkets at the end of the third quarters of Fiscal 1999 and Fiscal 1998, respectively.

      Gross Profit:

      Gross profit in the third quarter of Fiscal 1999 was $261.1 million or 28.2% of sales compared with $255.4 million or 28.4% of sales in the prior year. For the nine-month period of Fiscal 1999, gross profit was $780.8 million or 28.5% of sales compared to $781.4 million or 28.5% for the prior year. The increase in gross profit dollars for the third quarter of Fiscal 1999 compared to the prior year was primarily due to higher sales, partially offset by higher promotional costs. The decrease in gross profit dollars for the nine-month period of Fiscal 1999 compared to the prior year was primarily due to higher promotional expenses, partially offset by higher sales and lower shrink. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.4 million and $0.35 million in the third quarters of Fiscal 1999 and 1998, respectively and a pretax LIFO charge of $1.2 million and $1.1 million in the nine-month periods of Fiscal 1999 and Fiscal 1998, respectively.

      Selling, General and Administrative Expenses ("SG&A "):

      SG&A in the third quarter of Fiscal 1999 increased $4.4 million or 2.1% compared to the prior year and increased $7.7 million or 1.2% in the nine-month period of Fiscal 1999 compared to the prior year. The increase in SG&A in the third quarter and nine-month period of Fiscal 1999 was primarily due to higher expenses related to general liability claims, the Ahold acquisition of SMG-II, Year 2000 remediation and bank charges, partially offset by lower incentive and store labor expenses. SG&A in the nine-month period of Fiscal 1998 is net of a $5.1 million gain recognized on the sale of certain real estate. As a percentage of sales, SG&A was 23.2% in the third quarter of Fiscal 1999, down from 23.4% in the prior year and was 23.1% for the nine-month period of Fiscal 1999 up from 22.8% in the prior year. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 23.0% for the nine-month period of Fiscal 1998.

      Depreciation and Amortization:

      Depreciation and amortization of $19.1 million in the third quarter of Fiscal 1999 was $0.5 million lower than the prior year of $19.6 million. For the nine-month period of Fiscal 1999, depreciation and amortization of $55.7 was $3.3 million lower than the prior year of $59.0 million. The decrease in depreciation and amortization expense in the third quarter and nine-month period of Fiscal 1999 compared to the prior year was primarily due to property and equipment dispositions during Fiscal 1998, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $1.0 million and $0.8 million of the third quarters of Fiscal 1999 and 1998, respectively and $2.6 million and $2.3 in the nine-month periods of Fiscal 1999 and Fiscal 1998, respectively.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

      Operating Earnings:

      Operating earnings in the third quarter of Fiscal 1999 were $27.1 million compared with the prior year of $25.5 million. For the nine-month period of Fiscal 1999, operating earnings were $91.6 million compared with $96.4 in the prior year. The increase in operating earnings in the third quarter of Fiscal 1999 compared to the prior year was due to higher gross profit and lower depreciation and amortization expenses, partially offset by higher SG&A. The decrease in operating earnings in the nine-month period of Fiscal 1999 compared to the prior year was due to higher SG&A and lower gross profit, partially offset by lower depreciation and amortization expense; operating earnings in the nine-month period of Fiscal 1998 include a $5.1 million gain on the sale of certain real estate.

      Interest Expense:

      Interest expense was $41.0 million in the third quarter of Fiscal 1999 compared to $39.8 million in the prior year and $120.9 million for the nine-month period of Fiscal 1999 compared to $121.2 million in the prior year. The increase in interest expense in the third quarter of Fiscal 1999 compared to the prior year was primarily due to higher levels of borrowings under the Working Capital Facility, debt accretion on the Deferred Coupon Notes and an increase in lease obligations, partially offset by reductions in the Term Loan and the paydown of certain mortgages. The decrease in interest expense in the nine-month period of Fiscal 1999 compared to the prior year was primarily due to reductions in the Term Loan and the paydown of certain mortgages, along with the Fiscal 1998 paydown of the PTK Exchangeable Guaranteed Debentures, partially offset by higher levels of borrowings under the Working Capital Facility and the debt accretion on the Deferred Coupon Notes.

      Income Taxes:

      Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the third quarters and nine-month periods of Fiscal 1999 and Fiscal 1998; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $50.0 million at October 30, 1999 will be realized through the implementation of tax strategies which could generate taxable income.

      During the nine-month period of Fiscal 1999, the Company made income tax payments of $0.5 million and received income tax refunds of $0.09 million. During the nine-month period of Fiscal 1998, the Company made income tax payments of $0.9 million and received income tax refunds of $4.2 million.

      Summary of Operations:

      The Company's net loss in the third quarter of Fiscal 1999 was $13.9 million compared to a net loss of $14.4 million for the prior year. For the nine-month period of Fiscal 1999, the Company's net loss was $29.4 million compared to a net loss of $24.9 million in the prior year. The decrease in the net loss in the third quarter of Fiscal 1999 compared to the prior year was primarily due to higher operating earnings, partially offset by higher interest expense. The increase in net loss in the nine-month period of Fiscal 1999 compared to the prior year was primarily due to lower operating earnings.

      EBITDA-FIFO:

      EBITDA-FIFO was $47.8 million and $46.3 million in the third quarters of Fiscal 1999 and Fiscal 1998, respectively and $150.9 million and $154.1 million for the nine-month period of Fiscal 1999 and Fiscal 1998, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

Financial Condition

      Debt Service:

      During the nine-period of Fiscal 1999, total debt increased $70.2 million from Fiscal 1998 year end due to borrowings under the Working Capital Facility and debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and a decrease in certain mortgages. Borrowings under the Working Capital Facility were $105.7 million at October 30, 1999 and $109.3 million at December 8, 1999. In addition, during the nine-month period of Fiscal 1999, total lease obligations increased $18.8 million from Fiscal 1998 year end.

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

      The amount of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Deferred Coupon Notes) is as follows (dollars in millions):

                                                                       Principal
            Fiscal Years                                               Payments
            ------------                                               ---------
               1999(a)...........................................       $    5.8
               2000..............................................           79.0
               2001..............................................          370.1
               2002..............................................          196.3
               2003..............................................          672.0
               Thereafter .......................................           21.5
                                                                        --------
               Total ............................................       $1,344.7
                                                                        ========
----------
(a)   Subsequent to October 30, 1999

      Liquidity:

      The consolidated financial statements of the Company indicate that, at October 30, 1999, current liabilities exceeded current assets by $83.8 million and stockholder's deficiency was $1.4 billion. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meets its other cash requirements.

      The Company believes that it will be able to make the scheduled payments or refinance its obligations with respect to its indebtedness through a combination of operating funds and borrowing facilities. Refinancing will be necessary in Fiscal 2000 to meet the debt service requirements related to the interest payment on the Deferred Coupon Notes and the sinking fund payment on the Subordinated Notes. The Company also expects that it will be necessary to refinance the Term Loan and Working Capital Facility in Fiscal 2001, the Subordinated Notes and Subordinated Debentures in Fiscal 2002 and the Senior Subordinated Notes and the Deferred Coupon Notes due in Fiscal 2003. The Company may undertake a refinancing of some or all of such indebtedness sometime prior to its maturity. The Company was in compliance with its various debt covenants at October 30, 1999 and, based on management's operating projections for Fiscal 1999, the Company believes that it will continue to be in compliance with its various debt covenants. The Company's ability to make scheduled payments or to refinance or otherwise meet its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations and borrowings has been sufficient to meet its debt service obligations, there can be no assurance that the

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

Company's operating results will continue to be sufficient or that future borrowing facilities will be available for payment or refinancing of the Company's indebtedness.

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

      Preferred Stock Dividends:

      The terms of the Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at October 30, 1999, the unpaid dividends of $120.5 million are accrued and included in other noncurrent liabilities.

      Capital Expenditures:

      Capital expenditures for the third quarter of Fiscal 1999, including property acquired under capital leases, were $24.5 million compared to $11.0 million for the prior year and for the nine-month period of Fiscal 1999 were $72.2 million compared to $38.4 million for the prior year. During the nine-month period of Fiscal 1999, the Company opened two new stores and completed 27 renovations to existing supermarkets. Subsequent to October 30, 1999, the Company opened one additional store and during the remainder of Fiscal 1999, the Company expects to complete two renovations. Capital expenditures for Fiscal 1999, including property to be acquired under capital leases, are estimated to be $90.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program.

      Cash Flows:

      Cash provided by operating activities was $4.6 million in the nine-month period of Fiscal 1999 compared to cash used for operating activities of $32.7 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities. Cash used for operating activities in the prior year was impacted by the transition to C&S Wholesalers, Inc ("C&S"). Cash used for investing activities was $36.4 million in the nine-month period of Fiscal 1999 compared to cash provided by investing activities of $0.4 million in the prior year. The increase in cash used for investing activities was primarily due to an increase in expenditures of property and equipment, partially offset by a decrease in proceeds from property dispositions. Cash provided by financing activities was $32.8 million in the nine-month period of Fiscal 1999 compared to cash used for financing activities of $20.6 million in the prior year. The increase in cash provided by financing activities was primarily due to an increase in book overdrafts in Fiscal 1999 and the repayment of the PTK Exchangeable Guaranteed Debentures in Fiscal 1998.

      Year 2000 Readiness:

      This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 to the extent that the disclosure relates to the Year 2000 processing of the Company.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

      The Company has prepared its computer systems and hardware to deal with the issues related to the Year 2000. This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the Year 2000.

      In order to address the Year 2000 issues, the Company formed a project team of senior managers. This project team assessed the Company's information systems, including its hardware, software programs and embedded systems contained in the Company's stores, distribution facility and corporate headquarters. Based on the findings of this assessment, the Company commenced a plan to upgrade or replace the Company's hardware and software programs to ensure Year 2000 readiness, as well as to assess the Year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management has developed contingency plans, which, in the event that the Company is unable to fully achieve Year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fail to achieve Year 2000 readiness, may be implemented to minimize the risks of interruptions of the Company's business. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's Year 2000 readiness program.

      The Company has communicated with its principal vendors to determine the extent to which it will be vulnerable to third-party Year 2000 readiness problems. Based on its assessment to date of the Year 2000 readiness of the Company's key suppliers, including C&S, vendors, service providers and other third parties on which the Company relies for business operations, the Company believes that its principal vendors, service providers and other third parties have addressed the Year 2000 issues. The Company has tested Year 2000 readiness with certain key suppliers; however, the Company has limited ability to test and control such third parties' Year 2000 readiness, and the Company cannot provide assurance that failure of such third parties to address the Year 2000 issues will not cause an interruption of the Company's business.

      The Company has expended significant resources in connection with resolving its Year 2000 issues, primarily related to the remediation and testing of its computer applications. Through IBM, this effort is basically completed and followed a process of inventory, analysis, modification, testing and implementation. A major portion of these costs have been met under the existing agreement with IBM through a reprioritization of systems development projects, with the remainder representing incremental costs. Those systems development projects, which have been deferred due to the Year 2000 readiness program, are not deemed to be critical to the Company's operations. The Company believes that its information systems, including hardware, software programs and embedded systems contained in the Company's stores, distribution facility and corporate headquarters are Year 2000 ready; additional Year 2000 testing of the Company's critical remediated systems will continue through December 1999. The Company estimates that the total costs associated with achieving Year 2000 readiness will be approximately $17.0 million (of which approximately $13.2 million has been expended through October 30, 1999), consisting of system remediation costs of $10.7 million and equipment replacement of $6.3 million. The Company anticipates that it will finance the cost of its Year 2000 remediation using its existing sources of liquidity. The remaining $3.8 million in costs is being expended primarily through the IBM information systems service agreement.

      The Company's business could be interrupted if its Year 2000 remediation efforts and contingency plans are not successful, and if the Company's vendors, service providers or other third parties are not Year 2000 ready. Any such business interruptions could have a material adverse effect on the Company's results of operation, liquidity or financial condition by impairing its ability to process customer transactions, as well as to order and receive merchandise for sale in a timely manner.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and its periodic reports on Form 10-Q for the periods ended May 1, 1999 and July 31, 1999, respectively, the Company, its parent, SMG-II Holdings Corporation ("SMG-II"), Ahold Acquisitions, Inc. (the "Purchaser"), an indirect, wholly owned subsidiary of the Netherlands based international food retailer, Koninklijke Ahold N.V. ("Ahold"), and the directors of the Company are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of the Company and SMG-II breached their fiduciary duties to the holders of the Company's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Plaintiff, by his counsel, has entered into a Settlement Agreement, dated June 9, 1999 (the "Settlement Agreement"), with the Defendants (by their counsel) pursuant to which the parties have agreed to settle the Action. The proposed settlement is subject to, among other things, the approval of the settlement by the court of Chancery of the State of Delaware (the "Court").

      The Settlement Agreement provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock of the Company from and including March 9, 1999 (the "Class") through and including the consummation of the merger pursuant to the Agreement and Plan of Merger by and among Ahold, the Purchaser and SMG-II dated March 9, 1999 (the "SMG-II Merger") or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement dated March 9, 1999 by and among Ahold, the Purchaser, SMG-II and PTK Holdings, Inc. (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants have agreed, subject to Final Court Approval (as defined below), that the Purchaser shall increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiffs counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiffs counsel has applied to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock.

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

      For purposes of the Settlement Agreement, "Final Court Approval" of the settlement means an order entered by the Court approving the settlement and awarding Plaintiffs counsel's fees and expenses and such order is finally affirmed, without modification of any substantive right of any party to the Settlement Agreement, on appeal, or is no longer subject to appeal and time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired, provided that any modification of the order approving the settlement with respect to the amount of attorneys' fees and expenses awarded and/or any additional supplemental disclosure required shall not be considered a modification of a substantive right affecting Final Court Approval.

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

                                       SUPERMARKETS GENERAL HOLDINGS CORPORATION


                                       By           /s/ Frank Vitrano
                                             -------------------------------
                                                     (Frank Vitrano)
                                                Senior Vice President and
                                                 Chief Financial Officer


                                      By            /s/ Joseph Adelhardt
                                             -------------------------------
                                                     (Joseph Adelhardt)
                                           Senior Vice President and Controller,
                                                  Chief Accounting Officer

Date: December 13, 1999