Form 10-K405
period 2000-01-29
SUPERMARKETS GENERAL HOLDINGS CORP
filed 2000-04-28
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

      For the Fiscal Year Ended                 Commission File Number
           January 29, 2000                             0-16404

                                 --------------

                    Supermarkets General Holdings Corporation
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3408704
  (State of other jurisdiction of                     (I.R.S. Employer
   Incorporation or organization)                    Identification No.)

           200 Milik Street                                  07008
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

                                 YES |X|        NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of April 1, 2000, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

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

      On March 15, 1999, Koninklijke Ahold N.V., a company organized under the laws of the Netherlands ("Ahold") and Ahold Acquisition, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Ahold ("Purchaser"), commenced a tender offer to purchase all of the issued and outstanding shares (the "Shares") of the Company's $3.52 Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") at a price of $38.25 per Share (subsequently increased to $39.85 per Share), net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 1999 (the "Offer to Purchase") and the related Letter of Transmittal (which, together with the Offer to Purchase and all amendments and supplements thereto, constitute the "Offer").

      The Offer was an integral part of the transactions contemplated by an Agreement and Plan of Merger, dated as of March 9, 1999, among Ahold, the Purchaser and SMG-II (the "SMG-II Merger Agreement") pursuant to which Ahold was to have acquired all of the issued and outstanding shares of the capital stock of SMG-II through the merger of the Purchaser with and into SMG-II (the "SMG-II Merger"), subject to the terms and conditions contained in the SMG-II Merger Agreement. On December 16, 1999, Ahold terminated the SMG-II Merger Agreement. SMG-II believes Ahold's termination constitutes a breach of said Agreement and is actively pursuing its legal remedies against Ahold. See Item 3. "Legal Proceedings."

      The Company announced on March 22, 2000 that it has retained the investment banking firm of Wasserstein Perella & Co. ("WP&Co.") in order to assist it in developing a financial restructuring plan and that an ad hoc committee of its bondholders has been formed. The Company has commenced discussions with this committee towards developing a consensual financial restructuring plan to deleverage the Company's capital structure. The Company is seeking to restructure the bond debt of Pathmark and the Preferred Stock, and does not intend to impair in any way its trade creditors or implement layoffs as part of its financial restructuring plan. Discussion with this committee is in its preliminary stages, and there can be no assurance that a financial restructuring will be completed.

----------
* Except as otherwise indicated, information contained in this Item is given as of January 29, 2000.

Business of the Company

      The Company's primary business activity is the management of its interests in Pathmark. Through PTK, the Company owns all of the capital stock of Pathmark.

Business

      At January 29, 2000, Pathmark operated 135 supermarkets primarily in the densely populated New York-New Jersey and Philadelphia metropolitan areas. These metropolitan areas contain over 10% of the population and grocery sales in the United States. These supermarkets are located in New Jersey, New York, Pennsylvania and Delaware and consist of 5.2 million selling square footage and
7.1 million total square footage.

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

Marketing and Merchandising

o Super Center Format. Of Pathmark's 135 stores, 133 are Super Centers. The average Pathmark Super Center is approximately 35% larger than the average size supermarket in the United States and offers greater convenience by providing one-stop shopping and a wider assortment of foods and general merchandise than is offered by conventional supermarkets. The Pathmark Super Center format is designed to provide Pathmark customers with a substantially greater selection of quality perishable products and to be more "customer friendly", with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates, particularly in the perishable departments.

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

Store Expansion and Renovation Program

o New Stores, Enlargements and Renovations. During the fiscal year ended January 29, 2000 ("Fiscal 1999"), Pathmark opened three new Pathmark stores, and completed 26 renovations and three enlargements. During the fiscal year ending February 3, 2001 ("Fiscal 2000"), Pathmark plans to open up to four new supermarkets and to complete up to an aggregate of 28 renovations and enlargements. Two of the four planned supermarkets in Fiscal 2000 will be a smaller store of approximately 30,000 to 35,000 square feet. Pathmark believes that this new smaller supermarket will increase its ability to better penetrate urban markets. Pathmark opened its first new smaller supermarket format in Queens, New York in Fiscal 1999.

      Pathmark recognizes the importance of keeping its stores looking fresh and up-to-date; thus, each store typically receives a renovation or enlargement every five years. At the end of Fiscal 1999, Pathmark derived approximately 76% of its supermarket sales from stores that were opened, enlarged or renovated during the last five years.

o Core Market Focus. Pathmark has identified over 40 potential locations for new supermarkets within its current marketing areas and expects that all new stores opened during the current and next two fiscal years will be located in these areas. Pathmark believes that, by opening stores in its current marketing areas, it can achieve additional operating economies and other benefits from its store expansion program without the risks and costs associated with opening stores in new marketing areas.

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

o Cost Reduction. The Company is continuously evaluating its operations in an effort to reduce operating costs consistent with its overall objective of providing a high level of customer service. During the last two years, the Company took several steps to accomplish this goal. Pathmark's "Stop Shrink" program, implemented in the latter part of Fiscal 1998, resulted in lower inventory shrinkage in Fiscal 1999. In addition, the Company has implemented a program entitled "Best Ball", which is designed to identify the best operating practices in use by certain stores and implement these best practices throughout the Company.

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

Pathmark Supermarkets

      Pathmark operated 135 supermarkets at January 29, 2000. The following table presents selected data reflecting supermarket sales and stores for the last five fiscal years.


                                                           Fiscal Years

                                          ----------------------------------------------
                                          1999      1998      1997      1996     1995(a)
                                          ----      ----      ----      ----     -------
                                                      (Dollars in millions)
Supermarket sales ....................    $3,698    $3,655    $3,696    $3,701    $3,853
Average sales per Supermarket(b) .....      28.0      27.8      27.5      26.1      26.4
Number of Supermarkets:
    Renovations(c) ...................        26        13         5        16        14
    Enlargements(d) ..................         3         1         8         5         4
    Opened ...........................         3        --         2         4         5
    Closed ...........................        --         3        11         4         4
Total Supermarkets Open at Year End(e)       135       132       135       144       144

----------
(a)   Fiscal 1995 was a 53-week year.

(b) Computed on the basis of aggregate sales of stores open for the full year, based on a 52-week period.

(c) Renovations involve an investment of $350,000 or more and in Fiscal 1999 averaged approximately $1.0 million per store.

(d) Enlargements involve the addition of selling space and in Fiscal 1999 averaged an investment in excess of $4.0 million.

(e) Includes two stores not wholly owned. The sales figures for these stores are not included above.

      By industry standards, Pathmark stores are large and productive, averaging approximately 52,800 square feet in size and generating high average sales volume of approximately $28.0 million per store ($723 per selling square foot) for stores open for all of Fiscal 1999. Pathmark's 135 supermarkets at January 29, 2000 ranged from 26,008 to 66,463 square feet in size and included 124 supermarkets that are 40,000 square feet or larger in size. All Pathmark stores carry a broad variety of food and drug store products, including an extensive variety of the Pathmark brand. All but five supermarkets contained in-store pharmacy departments at the end of Fiscal 1999.

      Pathmark pioneered the development of the large "superstore" in the Middle Atlantic States, opening the first "Pathmark Super Center" in 1977, and currently operates 133 such stores. The majority of Super Centers were created through the enlargement or renovation of existing stores. In addition to the broad variety of food and non-food items carried in conventional Pathmark stores, a typical Super Center includes a customer service center, videotape rental, a pharmacy, expanded produce department, meat department, cheese shop, bakery, seafood, service delicatessen department and expanded health and beauty care department. All supermarkets have EFT and credit transaction capability at their checkout terminals, and 48 supermarkets also feature in-store automated teller machines. During Fiscal 1996, the Company entered into master licensing agreements with two regional banking institutions to place up to 98 in-store banks in Pathmark supermarkets. Each bank, which occupies approximately 400 square feet, offers a full array of financial services and is open seven days a week. The license agreements have an initial term of five years with optional renewal periods. At the close of Fiscal 1999, 89 stores had in-store banks and Pathmark expects to have five additional in-store banks by the end of Fiscal 2000.

      Over the past several years, Pathmark stores have been designed to be more "customer friendly" with wider aisles, more accessible customer service and information departments, improved signs and graphics, and increased availability of Pathmark associates. For example, Pathmark has introduced "GREAT" service, a customer service program emphasizing proactive, inter-personal communication between store associates and customers.

      Pathmark's supermarket business is generally not seasonal, although sales in the second and fourth quarters tend to be slightly higher than those in the first and third quarters.

Store Expansion and Renovation Program

      A key to Pathmark's business strategy has been, and will continue to be, the expansion of the total selling square footage of its operations. Pathmark believes, that by adding new stores and increasing the selling area of existing stores, it can improve its competitive position and operating margins by achieving economies of scale in merchandising, advertising, distribution and supervision. During the five years ending with Fiscal 1999, Pathmark completed 95 renovations and enlargements and opened 14 new supermarkets. At the close of Fiscal 1999, sales in these renovated, enlarged and opened stores accounted for approximately 76% of its total supermarket sales. Pathmark currently expects to open one replacement and up to three non-replacement supermarkets and to complete up to 28 renovations and enlargements during Fiscal 2000. Two of the four new supermarkets (Brooklyn, NY and Philadelphia, PA) will be a new smaller format designed specifically for densely populated urban areas where building space is at a premium.

Advertising and Promotion

      As part of its marketing strategy, Pathmark emphasizes value through its competitive pricing and weekly sales and promotions supported by extensive advertising. Pathmark's advertising expenditures are concentrated on print advertising, including advertisements and circulars in local and area newspapers and advertising flyers distributed in stores, and radio. Several years ago, Pathmark introduced "Smart Coupons" in its advertisements. With "Smart Coupons", customers no longer are required to cut out Pathmark coupons from its advertisement and physically present them at the cash registers. Rather, when a coupon item is scanned during the check-out process, the coupon savings is automatically deducted from the price. Pathmark believes that its "Smart Coupons" greatly convenience its customers and improve customer service at the checkout. Pathmark's website, www.pathmark.com, offers promotional discounts and on-line services and the Company participates with the www.priceline.com WebHouse Club internet business. Further, the Company is currently testing a customer loyalty program, which will reward loyal Pathmark customers with savings and improved service exclusive to the cardholder.

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

Supply and Distribution

      Since Fiscal 1997, the Company, in order to help reduce its transportation costs, has outsourced its trucking operations and retained a local trucking company to provide the requisite trucking services.

      Beginning on January 29, 1998, the Company began a 15-year supply agreement (the "Supply Agreement") with C&S Wholesale Grocers, Inc. ("C&S"). Under the Supply Agreement, C&S supplies to the Company and distributes from several warehouse facilities previously operated by the Company and one additional warehouse (the "Facilities") substantially all of the grocery, frozen and perishable (includes meat, produce, seafood and delicatessen items) merchandise formerly owned and warehoused by the Company. Management believes that the Supply Agreement with C&S enhances the Company's ability to offer consistently fresh and high quality products to its customers at a reduced distribution cost to the Company. Prior to the Supply Agreement, products purchased for resale by the Company were purchased directly from a large group of unaffiliated suppliers, including large consumer products companies.

      The Company continues to operate a 266,000 square foot leased general merchandise, health and beauty care products and tobacco distribution center in Edison, New Jersey, which opened in 1980. Since Fiscal 1997, the Company has purchased its pharmacy merchandise requirements from a pharmaceutical wholesaler instead of directly from the manufacturer.

Competition

      The supermarket business is highly competitive and is characterized by high asset turnover and narrow profit margins. Pathmark's earnings are primarily dependent on the maintenance of relatively high sales volume per supermarket, efficient product purchasing and distribution, and cost-effective store operating and distribution techniques. Pathmark's main competitors are national, regional and local supermarkets, "warehouse" and "club" stores, drug stores, convenience stores, discount merchandisers, stores and other local retailers in the areas served. Principal competitive factors include price, store location, advertising and promotion, product mix, quality and service.

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

Employees

      At January 29, 2000, the Company employed approximately 27,000 people, of whom approximately 19,000 were employed on a part-time basis.

      Approximately 85% of the Company's employees are covered by 15 collective bargaining agreements (typically having three or four year terms) negotiated with approximately 13 different local unions. During Fiscal 2000, two contracts, covering approximately 2,200 Pathmark associates, will expire. The Company does not anticipate any difficulty in renegotiating these contracts.

      The Company believes that its relationship with its employees is generally satisfactory.

ITEM 2. Properties**

      Reference is made to the answer to Item 1, "Business" of this report for information concerning the states in which the Company's supermarkets are located. See "Supply and Distribution" in Item 1 of this report for information concerning the Company's methods of supply and distribution facilities.

      Pathmark's 135 supermarkets have an aggregate selling area of approximately 5.2 million square feet. Seventeen of the supermarkets are owned by Pathmark and the remaining 118 are leased. These supermarkets are either freestanding stores or are located in shopping centers. Forty-four leases expire during the current and next four calendar years and Pathmark has options to renew all of them.

      Pathmark leases its corporate headquarters in Carteret, NJ in premises totaling approximately 150,000 square feet in size.

      Most of the facilities owned by Pathmark are subject to mortgages. Pathmark plans to acquire leasehold or fee interests in any property on which new stores or other facilities are opened and will consider entering into sale/leaseback or mortgage transactions with respect to owned properties if Pathmark believes such transactions are financially advantageous.

ITEM 3. Legal Proceedings

      As previously described in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and its periodic reports on Form 10-Q for the periods ended May 1, 1999, July 31, 1999 and October 30, 1999, respectively, the Company, its parent, SMG-II and the directors of the Company are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit filed in the court of Chancery of the State of Delaware (the "Court") entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of the Company and SMG-II breached their fiduciary duties to the holders of the Company's Preferred Stock. The Plaintiff, by his counsel, entered into a Settlement Agreement, dated June 9, 1999, (the "Settlement Agreement") with the Defendants (by their counsel) pursuant to which the parties agreed to settle the Action.

      The Settlement Agreement provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock from and including March 9, 1999 (the "Class") through and including the consummation of the SMG-II Merger or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement, dated March 9, 1999, by and among Ahold, the Purchaser, SMG-II and PTK (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants agreed, subject to Final Court Approval (as defined below), that the Purchaser increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiff's counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiff's counsel applied to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock.

      The Settlement Agreement also provides, among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with, or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or
(ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) Final Court Approval of the settlement; (ii) dismissal of the Action by the Court with prejudice and without awarding fees or costs to any party; and (iii) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

----------
** Except as otherwise indicated, information contained in this Item is given as of January 29, 2000.

      After notice and a hearing, on July 22, 1999, the Court approved the settlement and the fee application of the Plaintiff's attorneys. As of August 23, 1999, all applicable appeal periods expired, thus constituting Final Court Approval. As a result of the settlement, the New Offer Price was $39.85 per share of Preferred Stock. However, on December 16, 1999, Purchaser and Ahold terminated the SMG-II Merger Agreement. On January 5, 2000, Plaintiff moved to enforce the Settlement Agreement against Purchaser, which motion is pending.

      As previous disclosed, on December 16, 1999, Ahold terminated the SMG-II Merger Agreement claiming that despite its best efforts, it could not obtain necessary antitrust clearance from government regulators. That same day, Ahold filed a complaint in the Supreme Court, State of New York, County of New York against SMG-II seeking a declaratory judgement that Ahold had used its "best efforts" under the SMG-II Merger Agreement. On January 18, 2000, SMG-II filed its Answer and Counterclaims, denying Ahold's assertion that it used its best efforts to consummate the SMG-II Merger Agreement. Additionally, SMG-II asserted counterclaims against Ahold for (i) breach of contract by failure to use best efforts; (ii) breach of the covenant of good faith and fair dealing; and (iii) unfair competition. SMG-II has requested compensatory damages in an unspecified amount.

      On February 7, 2000, Ahold answered SMG-II's counterclaims and denied the allegations contained therein, and filed an Amended Compliant seeking declarations that (i) the "best efforts" clause in the SMG-II Merger Agreement is unenforceable; (ii) if the "best efforts" clause is enforceable, Ahold did not breach that clause; and (iii) Ahold properly terminated the SMG-II Merger Agreement. Additionally, Ahold alleged that SMG-II breached the best efforts clause of the SMG-II Merger Agreement and has requested compensatory damages in an unspecified amount. SMG-II filed its amended answer and the amended complaint and amended counterclaims on February 27, 2000. At this juncture, discovery is proceeding.

      The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters (as of April 1, 2000)

      Neither the Company's Class A Common Stock nor its Class B Common Stock, each $0.01 par value, is publicly traded on any market. All of registrant's outstanding common stock is held by SMG-II.

      The authorized preferred stock of the Company consists of 9,000,000 shares of Preferred Stock, of which 4,890,671 shares were issued and outstanding at April 1, 2000. The Preferred Stock has a liquidation preference of $25 per share and its terms provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, as, and if declared by the Board of Directors of the Company. No active public trading market currently exists for the Preferred Stock.

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

      The payment of dividends to holders of the Company's Common Stock is subject to restrictions by the Certificate of Designation of Rights, Preferences and Privileges under which the Preferred Stock was issued. The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock during Fiscal 2000.

      The authorized capital stock of SMG-II consists of 3,000,000 shares of SMG-II Class A Common Stock, 3,000,000 shares of SMG-II Class B Common Stock, of which 748,476 and 320,000 shares, respectively, were issued and outstanding at April 1, 2000, and 4,000,000 shares of SMG-II Preferred Stock, of which 1,500,000 shares are designated SMG-II Series A Preferred Stock, 1,500,000 shares are designated SMG-II Series B Preferred Stock, and 33,520 shares are designated SMG-II Series C Preferred Stock (the three series of Preferred Stock hereinafter collectively referred to as "SMG-II Preferred Stock").

      At April 1, 2000, there are outstanding 236,731 shares of SMG-II Series A Preferred Stock, 180,769 shares of SMG-II Series B Preferred Stock and 33,520 shares of SMG-II Series C Preferred Stock.

      SMG-II's capital stock is held beneficially as follows: (i) SMG-II Class A Common Stock by approximately 73 holders, including six affiliates of Merrill Lynch & Co., Inc. (the "ML Common Investors"), Chemical Investments, Inc. ("CII"), an affiliate of Chase Manhattan Corp., and 66 current and former members of the Company's management or their heirs (the "Management Investors");
(ii) SMG-II Series A Preferred Stock by five affiliates of Merrill Lynch & Co., Inc. (the "ML Preferred Investors", the ML Common Investors and ML Preferred Investors hereinafter collectively referred to as the "ML Investors"); (iii) SMG-II Class B Common Stock held by three holders, including CII, The Equitable Life Assurance Society of the United States ("Equitable") and an affiliate of Equitable (collectively, the "Equitable Investors"); (iv) SMG-II Series B Preferred Stock held by three holders, including CII and the Equitable Investors; and (v) SMG-II Series C Preferred Stock held by 25 Management Investors. Holders of shares of SMG-II Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of shares of SMG-II Class B Common Stock are not entitled to any voting rights, except as required by law or as otherwise provided in the Restated Certificate of Incorporation of SMG-II. Subject to compliance with certain procedures, holders of shares of SMG-II Class B Common Stock may exchange their shares for shares of SMG-II Class A Common Stock and holders of shares of SMG-II Class A Common Stock may exchange their shares for shares of SMG-II Class B Common Stock, in each case on a share-for-share basis. All holders of SMG-II capital stock are parties to a Stockholders Agreement dated as of February 4, 1991, as amended, with SMG-II (the "1991 Stockholders Agreement"), which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II and its subsidiaries. None of SMG-II's capital stock is publicly traded on any market. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

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

      Holders of SMG-II Preferred Stock are party with the holders of SMG-II Common Stock to the 1991 Stockholders Agreement which, among other things, restricts the transferability of SMG-II capital stock and relates to the corporate governance of SMG-II. None of SMG-II's capital stock is publicly traded on any market. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. Selected Financial Data

      The following table represents selected financial data for the last five fiscal years and should be read in conjunction with the Company's Consolidated Financial Statements at Item 8 of this report.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                 SUMMARY OF OPERATIONS AND FINANCIAL HIGHLIGHTS
                                  (in millions)


                                                                 Fiscal Years(a)
                                            -------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                            -------     -------     -------     -------     -------
Statements of Operations Data:
Sales ..................................    $ 3,698     $ 3,655     $ 3,696     $ 3,711     $ 3,972
Cost of sales (exclusive of
  depreciation and amortization shown
  separately below) ....................      2,639       2,612       2,652       2,620       2,838
                                            -------     -------     -------     -------     -------
Gross profit ...........................      1,059       1,043       1,044       1,091       1,134
Selling, general and administrative
  expenses .............................        851         833         841         857         866
Depreciation and amortization(b) .......         75          77          84          89          80
Restructuring charge(c) ................         --          --          --           9          --
Lease commitment charge(d) .............         --          --          --           9          --
Gain on disposition of freestanding
  drug stores(e) .......................         --          --          --          --          16
Gain on disposal of Purity Supreme,
  Inc.(f) ..............................         --          --          --          --          16
                                            -------     -------     -------     -------     -------
Operating earnings .....................        133         133         119         127         220
Interest expense, net ..................       (163)       (161)       (166)       (164)       (171)
                                            -------     -------     -------     -------     -------
Earnings (loss) from before income
  taxes and extraordinary items ........        (30)        (28)        (47)        (37)         49
Income tax (provision) benefit .........         (2)         (2)         (2)         18          30
                                            -------     -------     -------     -------     -------
Earnings (loss) before extraordinary
  items ................................        (32)        (30)        (49)        (19)         79
Extraordinary items, net of tax(g) .....         --          --          (8)         (1)         (2)
                                            -------     -------     -------     -------     -------
Net earnings (loss) ....................        (32)        (30)        (57)        (20)         77
Less: non-cash preferred stock
  accretion and dividend Requirements ..        (19)        (19)        (19)        (19)        (19)
                                            -------     -------     -------     -------     -------
Net earnings (loss) attributable to
  common Stockholder ...................    $   (51)    $   (49)    $   (76)    $   (39)    $    58
                                            =======     =======     =======     =======     =======
Ratio of earnings to fixed charges(h) ..         --          --          --          --        1.27x
                                            =======     =======     =======     =======     =======
Deficiency in earnings available to
  cover fixed charges(i) ...............    $    30     $    28     $    47     $    37     $    --
                                            =======     =======     =======     =======     =======
                                                             As of
                                      ---------------------------------------------------
                                      Jan. 29,   Jan. 30,   Jan. 31,    Feb. 1,   Feb. 3,
                                        2000       1999       1998       1997      1996
                                      -------    -------    -------     ------    ------
Balance Sheet Data:
Total assets .....................     $  845     $  828     $  908     $1,017     $1,009
Working capital deficiency .......         81         44        107        176        164
Lease obligations, long-term .....        173        161        170        176        140
Long-term debt, net of current
  maturities .....................      1,264      1,259      1,208      1,213      1,242
Cumulative exchangeable redeemable
  preferred stock ................        111        109        107        105        104
Stockholder's deficiency .........      1,433      1,382      1,334      1,258      1,222

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

(g) During Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively, the Company recorded extraordinary charges related to the early extinguishment of debt of $8 million, $1 million and $2 million, net of an income tax benefit.

(h) For the purpose of this calculation, earnings before fixed charges consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals). In addition, for Fiscal 1995, the inclusion of preferred stock dividend requirements results in a ratio of earnings to fixed charges and preferred stocks dividends of 1.10x.

(i) For purposes of determining the deficiency in earnings available to cover fixed charges, earnings are defined as earnings (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Fiscal 1999 v. Fiscal 1998

      Sales: Sales in Fiscal 1999 were $3.70 billion compared to $3.66 billion in Fiscal 1998, an increase of 1.2%. Same store sales increased 0.6% for the year . Sales in Fiscal 1999 compared to Fiscal 1998 were also impacted by new store openings in Fiscal 1999, partially offset by stores which were closed or divested in Fiscal 1998. During Fiscal 1999, the Company opened three new stores, closed no stores and completed 29 renovations and enlargements to existing supermarkets. The Company operated 135 and 132 supermarkets at the end of Fiscal 1999 and Fiscal 1998, respectively.

      Gross Profit: Gross profit in Fiscal 1999 was $1.06 billion or 28.6% of sales compared to $1.04 billion or 28.5% of sales for the prior year. The increase in gross profit dollars of $15.4 million for Fiscal 1999 compared to the prior year was primarily due to higher sales and lower shrink. The cost of goods sold comparisons were also impacted by a pretax LIFO credit of $0.03 million and a pretax LIFO charge of $3.4 million in Fiscal 1999 and Fiscal 1998, respectively.

      Selling, General and Administrative Expenses ("SG&A"): SG&A in Fiscal 1999 increased $17.8 million or 2.1% compared to the prior year. The increase in SG&A for Fiscal 1999 compared to the prior year was primarily due to higher insurance and medical expenses, along with expenses incurred related to the terminated acquisition of the Company by Ahold, and a lower gain on the sale of certain real estate, partially offset by lower workers compensation expense. As a percentage of sales, SG&A was 23.0% in Fiscal 1999 up from 22.8% in the prior year. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 22.9% for Fiscal 1998.

      Depreciation and Amortization: Depreciation and amortization of $74.7 million in Fiscal 1999 was $2.3 million lower than the prior year of $77.0 million. The decrease in depreciation and amortization expense in Fiscal 1999 compared to the prior year was primarily due to property and equipment dispositions during Fiscal 1998, partially offset by capital expenditures. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $3.3 million and $3.1 million in Fiscal 1999 and Fiscal 1998, respectively.

      Operating Earnings: Operating earnings were $133.3 million for both Fiscal 1999 and Fiscal 1998. Fiscal 1999 had higher SG&A, offset by higher gross profit and lower depreciation and amortization expense than Fiscal 1998.

      Interest Expense: Interest expense was $163.1 million in Fiscal 1999 compared to $161.3 million in the prior year. The increase in interest expense in Fiscal 1999 compared to the prior year was primarily due to higher levels of borrowing under the working capital component of the Credit Agreement (the "Working Capital Facility") and the debt accretion on the 10.75% Junior Subordinated Deferred Coupon Notes (the "Deferred Coupon Notes"), partially offset by reductions in the term loan component of the Credit Agreement (the "Term Loan") and the paydown of certain mortgages and lease obligations.

      Income Taxes: The income tax provision was $2.1 million and $1.7 million in Fiscal 1999 and Fiscal 1998, respectively. For both Fiscal 1999 and Fiscal 1998, the Company recorded a valuation allowance primarily related to the income tax benefit; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax assets of $47.8 million at January 29, 2000 will be realized through the implementation of tax strategies which could generate taxable income.

      During Fiscal 1999, the Company made income tax payments of $0.5 million and received income tax refunds of $1.9 million. During Fiscal 1998, the Company made income tax payments of $1.0 million and received income tax refunds of $4.5 million.

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

      Summary of Operations: For Fiscal 1999, the Company's net loss was $31.9 million compared to a net loss of $29.7 million for the prior year. The increase in net loss in Fiscal 1999 compared to the prior year was primarily due to higher interest expense.

      EBITDA-FIFO: EBITDA-FIFO was $211.3 million and $212.2 million in Fiscal 1999 and Fiscal 1998, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation, amortization, the gain on sale of real estate and the LIFO charge (credit). EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt and should not be construed as an alternative to, or a better indicator of, operating income or cash flows from operating activities, as determined in accordance with generally accounting principles.

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

      SG&A: SG&A in Fiscal 1998 decreased $8.0 million or 1.0% compared to the prior year. As a percentage of sales, SG&A was 22.8% in each of Fiscal 1998 and Fiscal 1997. The decrease in SG&A for Fiscal 1998 compared to the prior year was primarily due to the gain recognized on the sale of certain real estate, lower insurance and store labor expenses, along with lower operating costs which resulted from sold and closed stores, partially offset by higher incentive expense. Excluding the gain on the sale of real estate, SG&A as a percentage of sales was 22.9% for Fiscal 1998.

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

      Interest Expense: Interest expense was $161.3 million in Fiscal 1998 compared to $166.8 million in the prior year. The decrease in interest expense in Fiscal 1998 compared to the prior year was primarily due to reductions in the Term Loan of the Credit Agreement dated as of June 30, 1997 among Pathmark, Chase Manhattan Bank as agent and the lender parties thereto (the "Credit Agreement") and lease obligations, lower amortization of debt issuance costs and the paydown of certain mortgages and the repayment of the PTK Exchangeable Guaranteed Debentures (as defined in Note 8 of the Notes to the Consolidated Financial Statements at Item 8, Part II of this Form 10-K), partially offset by the debt accretion on the Deferred Coupon Notes.

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

      EBITDA-FIFO: EBITDA-FIFO was $212.2 million and $201.6 million in Fiscal 1998 and Fiscal 1997, respectively.

Financial Condition

      Debt Service: During Fiscal 1999, total long-term debt increased $5.6 million from Fiscal 1998 year end primarily due to debt accretion on the Deferred Coupon Notes, partially offset by reductions in the Term Loan and a net decrease in certain mortgages. Borrowings under the Working Capital Facility were $109.8 million at January 29, 2000 and $97.5 million at April 19, 2000. Outstanding letters of credit under the Working Capital Facility were $43.0 million at January 29, 2000 and $39.0 million at April 19, 2000. In addition, during Fiscal 1999, total lease obligations increased $15.9 million from Fiscal 1998 year end.

      On June 30, 1997, Pathmark entered into the Credit Agreement with a group of lenders led by The Chase Manhattan Bank. The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility. Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.75% to LIBOR plus 3.00%. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow an amount up to $200 million, including a maximum of $125 million in letters of credit. In addition, pursuant to a Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates.

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

      The majority of the cash interest payments are scheduled in the second and fourth quarters. The amounts of principal payments required each year on outstanding long-term debt (excluding the original issue discount with respect to the Pathmark Deferred Coupon Notes) are as follows (dollars in millions):

                                                          Principal
       Fiscal Years                                       Payments
       ------------                                       --------
          2000.......................................      $  79.0
          2001.......................................        374.2
          2002.......................................        196.3
          2003.......................................        672.1
          2004.......................................          0.6
          Thereafter.................................         20.9
                                                          --------
                                                          $1,343.1
                                                          ========

      Liquidity: The consolidated financial statements of the Company indicated that, at January 29, 2000, current liabilities exceeded current assets by $80.7 million and the stockholder's deficiency was $1.2 billion. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing have been sufficient to pay the Company's debts as they come due, provide for its capital expenditure program and meet its other cash requirements.

      Management has evaluated its Fiscal 2000 cash flow projections and debt service requirements and based upon this evaluation, the Company does not anticipate making all of its scheduled debt service payments. The Company's Fiscal 2000 debt requirements increase substantially over the prior year due primarily to the semi-annual interest payments of $12.1 million on the Deferred Coupon Notes which, for the first time, must be paid in cash beginning on May 1, 2000 and the sinking fund payment of $50.0 million on the Pathmark Subordinated Notes on June 15, 2000.

      The Company does not anticipate making its May 1, 2000 interest payments of $21.2 million on the Pathmark Senior Subordinated Notes and $12.1 million on the Pathmark Deferred Coupon Notes. The failure to make these scheduled interest payments would constitute a default under the Indentures governing the applicable bonds, subject to a 30-day grace period, and would also constitute an Event of Default pursuant to Article VII(f) of the Credit Agreement relating to a failure to make any payments in respect of Material Indebtedness (as defined in the Credit Agreement). In addition, although the Company was in compliance with its various debt covenants at January 29, 2000, the Company believes that it mostly likely will not comply with such debt covenants throughout Fiscal 2000 based on management's projections. The Company and its lenders under the Credit Agreement have entered into a Waiver Agreement dated April 18, 2000 pursuant to which said lenders have agreed to waive compliance by the Company with certain provisions of the Credit Agreement through July 29, 2000, including certain debt covenants and any Event of Default to the extent arising out of a failure to pay any Material Indebtedness. Upon the occurrence of an Event of Default resulting from the failure to pay any Material Indebtedness, the Company's long-term debt in the amount of $1.3 billion would become due currently.

      As previously disclosed, the Company announced on March 22, 2000 that it has retained WP&Co. in order to assist it in developing a financial restructuring plan and that an ad hoc committee of its bondholders has been organized. The Company has commenced discussions with this committee towards developing a consensual financial restructuring plan to deleverage the Company's capital structure. The Company is seeking to restructure the bond debt of Pathmark and the Preferred Stock, and does not intend to impair in any way its trade creditors or implement layoffs as part of its financial restructuring plan. Discussion with this committee is in its preliminary stages, and there can be no assurance that a financial restructuring will be completed.

      The consolidated financial statements of the Company presented herein do not reflect any adjustments which could result from the Company's financial restructuring plan.

      Preferred Stock Dividends: The terms of the Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, and if, declared by the Board of Directors of Holdings. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Preferred Stock. Since January 15, 1993, dividends not paid in cash cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of January 29, 2000, unpaid dividends of $124.8 million were accrued and included in other noncurrent liabilities.

      Capital Expenditures: Capital expenditures for Fiscal 1999, including property acquired under capital leases, were $87.0 million compared to $53.5 million for Fiscal 1998 and $58.0 million for Fiscal 1997. During Fiscal 1999, the Company opened three new stores and completed 29 renovations and enlargements to existing supermarkets. During Fiscal 2000, the Company plans to open four new Pathmark stores and complete up to an aggregate of 28 renovations and enlargements. For Fiscal 2000, capital expenditures, including property to be acquired under capital leases, and software development costs are estimated to be $124.0 million. Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the Working Capital Facility and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program, subject to the successful completion of its financial restructuring plan.

      Cash Flows: Cash provided by operating activities amounted to $21.2 million in Fiscal 1999 compared to cash used for operating activities of $25.4 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities. Cash used for operating activities in the prior year was impacted by the transition to C&S. Cash used for investing activities was $38.7 million in Fiscal 1999 compared to cash provided by investing activities of $15.1 million in the prior year. The increase in cash used for investing activities was due to an increase in expenditures of property and equipment, offset by a decrease in proceeds from property dispositions. Cash provided by financing activities was $25.8 million in Fiscal 1999 compared to cash used for financing activities of $44.9 million in the prior year. The increase in cash provided by financing activities was primarily due to an increase in Working Capital Facility borrowings and decrease in book overdrafts, partially offset by a reduction in the Term Loan and a reduction in lease obligations. Cash used for financing activities in Fiscal 1998 included a payoff of $30.4 million of the PTK Exchangeable Guaranteed Debentures. Cash increased from $7.7 million at January 30, 1999 to $16.0 million at January 29, 2000 due to higher store cash funds at January 29, 2000 resulting from increased sales at year end.

      Cash used for operating activities amounted to $25.4 million in Fiscal 1998 compared to cash provided by operating activities of $58.2 million in the prior year. The change in cash flow from operating activities was primarily due to cash used for operating assets and liabilities, resulting from the paydown of trade accounts payable, utilizing the proceeds received at the end of Fiscal 1997 related to the C&S transaction, and an increase in due from suppliers related to the C&S transition, partially offset by a decrease in the net loss. Cash provided by investing activities was $15.1 million in Fiscal 1998 compared to $95.7 million in the prior year. The decrease in cash provided by investing activities was primarily due to the proceeds related to the C&S Purchase Agreement in Fiscal 1997 and an increase in expenditures of property and equipment, partially offset by an increase in proceeds from property dispositions. Cash used for financing activities was $44.9 million in Fiscal 1998 compared to $101.9 million in the prior year. The decrease in cash used for financing activities was primarily due to a net increase in borrowings under the Credit Agreement in Fiscal 1998, as compared to a net decrease in borrowings under the credit agreements in Fiscal 1997; this change in borrowing activities between Fiscal 1998 and Fiscal 1997 was primarily due to the impact of the C&S transaction described above. The decrease in cash used for financing activities was also due to a decrease in deferred financing fees related to the Credit Agreement in Fiscal 1997, partially offset by the payoff of $30.4 million of the PTK Exchangeable Guaranteed Debentures and a decrease in book overdrafts related to the C&S transition.

      Year 2000 Readiness: This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 to the extent that the disclosure relates to the Year 2000 processing of the Company.

      The Company did not experience any adverse effect as a result of the impact of Year 2000 issues on the information systems, including hardware, software programs and embedded systems contained in the Company's stores, distribution facility and corporate headquarters. The total costs associated with achieving Year 2000 readiness approximates $17.0 million (of which approximately $14.4 million has been expended through January 29, 2000), consisting of system remediation costs of $10.7 million and equipment replacement of $6.3 million. The remaining $2.6 million in costs is being expended primarily through the IBM information systems service agreement.

New Accounting Standards Not Yet Adopted

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effectual Date of FASB Statement No. 133", which delayed the effectual date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The
Company has not determined the impact, if any, that the adoption of SFAS No. 133 will have on its financial position or results of operations.

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

ITEM 8. Consolidated Financial Statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                          52 Weeks Ended
                                             -----------------------------------------
                                             January 29,    January 30,    January 31,
                                                 2000           1999           1998
                                             -----------    -----------    -----------
Sales ....................................   $ 3,698,084    $ 3,655,211    $ 3,696,040
Cost of sales (exclusive of
  depreciation and amortization shown
  separately below).......................     2,639,317      2,611,984      2,652,028
                                             -----------    -----------    -----------
Gross profit .............................     1,058,767      1,043,227      1,044,012
Selling, general and administrative
  expenses ...............................       850,714        832,948        840,942
Depreciation and amortization ............        74,734         77,027         83,585
                                             -----------    -----------    -----------
Operating earnings .......................       133,319        133,252        119,485
Interest expense .........................      (163,117)      (161,325)      (166,780)
                                             -----------    -----------    -----------
Loss before income taxes and
  extraordinary items ....................       (29,798)       (28,073)       (47,295)
Income tax provision .....................        (2,073)        (1,651)        (2,164)
                                             -----------    -----------    -----------
Loss before extraordinary items ..........       (31,871)       (29,724)       (49,459)
Extraordinary items, net of an income tax
  benefit of $5,456 in Fiscal 1997 .......            --             --         (7,488)
                                             -----------    -----------    -----------
Net loss .................................       (31,871)       (29,724)       (56,947)
Less: non-cash preferred stock accretion
  and dividend requirements ..............       (19,184)       (19,101)       (19,026)
                                             -----------    -----------    -----------
Net loss attributable to common
  stockholder ............................   $   (51,055)   $   (48,825)   $   (75,973)
                                             ===========    ===========    ===========

                     See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                      January 29,    January 30,
                                                         2000           1999
                                                      -----------   ------------
ASSETS
Current Assets
  Cash ............................................   $    16,034   $     7,726
  Accounts receivable, net ........................        15,787        13,792
  Merchandise inventories .........................       141,559       143,212
  Income taxes receivable .........................           709         1,482
  Deferred income taxes, net ......................         2,598         4,026
  Prepaid expenses ................................        21,183        21,527
  Due from suppliers ..............................        53,975        49,600
  Other current assets ............................        18,134        10,708
                                                      -----------   -----------
    Total Current Assets ..........................       269,979       252,073
Property and Equipment, Net .......................       472,157       471,583
Deferred Financing Costs, Net .....................        11,805        15,723
Deferred Income Taxes, Net ........................        45,190        46,148
Other Assets ......................................        45,436        42,525
                                                      -----------   -----------
                                                      $   844,567   $   828,052
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
  Accounts payable and book overdrafts ............   $    89,434   $    98,967
  Current maturities of long-term debt ............        78,982        15,902
  Accrued payroll and payroll taxes ...............        50,766        52,014
  Current portion of lease obligations ............        25,192        21,956
  Accrued interest payable ........................        26,850        21,325
  Accrued expenses and other current liabilities ..        80,058        86,404
                                                      -----------   -----------
   Total Current Liabilities ......................       351,282       296,568
                                                      -----------   -----------
Long-Term Debt ....................................     1,264,103     1,258,539
                                                      -----------   -----------
Lease Obligations, Long-Term ......................       173,289       160,820
                                                      -----------   -----------
Other Noncurrent Liabilities ......................       377,852       385,287
                                                      -----------   -----------
Redeemable Securities
  Exchangeable Preferred Stock, $.01 par value ....       111,038       109,069
                                                      -----------   -----------
    Authorized: 9,000,000 shares
    Issued and outstanding: 4,890,671 shares
    Liquidation preference, $25 per share: $122,267
Commitments and Contingencies
Stockholder's Deficiency
Class A Common Stock $.01 par value ...............             7             7
  Authorized: 1,075,000 shares
  Issued and outstanding: 650,675 shares
Class B Common Stock $.01 par value ...............             3             3
  Authorized: 1,000,000 shares
  Issued and outstanding: 320,000 shares
Paid-in Capital ...................................       194,677       196,357
Accumulated Deficit ...............................    (1,627,684)   (1,578,598)
                                                      -----------   -----------
   Total Stockholder's Deficiency .................    (1,432,997)   (1,382,231)
                                                      -----------   -----------
                                                      $   844,567   $   828,052
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                     (in thousands except per share amounts)


                                             Class A      Class B                                     Total
                                             Common       Common       Paid-in     Accumulated    Stockholder's
                                              Stock        Stock       Capital       Deficit       Deficiency
                                             -------      -------      -------     -----------    -------------
Balance, February 1, 1997 ............       $     7      $     3     $ 199,332    $(1,457,497)    $(1,258,155)
  Net loss ...........................            --           --            --        (56,947)        (56,947)
  Accrued dividends on preferred stock
    ($3.52 per share) ................            --           --            --        (17,215)        (17,215)
  Accretion on preferred stock .......            --           --        (1,811)            --          (1,811)
                                             -------      -------     ---------    -----------     -----------
Balance, January 31, 1998 ............             7            3       197,521     (1,531,659)     (1,334,128)
  Net loss ...........................            --           --            --        (29,724)        (29,724)
  Accrued dividends on preferred stock
    ($3.52 per share) ................            --           --            --        (17,215)        (17,215)
  Accretion on preferred stock .......            --           --        (1,886)            --          (1,886)
  Capital contribution from SMG-II
    Holdings Corporation .............            --           --           722             --             722
                                             -------      -------     ---------    -----------     -----------
Balance, January 30, 1999 ............             7            3       196,357     (1,578,598)     (1,382,231)
  Net loss ...........................            --           --            --        (31,871)        (31,871)
  Accrued dividends on preferred stock
    ($3.52 per share) ................            --           --            --        (17,215)        (17,215)
  Accretion on preferred stock .......            --           --        (1,969)            --          (1,969)
  Capital contribution from SMG-II
    Holdings Corporation .............            --           --           289             --             289
                                             -------      -------     ---------    -----------     -----------
Balance, January 29, 2000 ............       $     7      $     3     $ 194,677    $(1,627,684)    $(1,432,997)
                                             =======      =======     =========    ===========     ===========

                     See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     52 Weeks Ended

                                                        -------------------------------------
                                                        January 29,   January 30,  January 31,
                                                           2000          1999         1998
                                                        ----------    ----------   ----------
Operating Activities
  Net loss ...........................................   $ (31,871)   $ (29,724)   $ (56,947)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
   Extraordinary loss on early extinguishment
     of debt..........................................          --           --        7,488
   Depreciation and amortization .....................      78,414       80,684       87,513
   Deferred income tax (benefit) expense .............       2,386        4,597       (5,272)
   Interest accruable but not payable ................      17,253       20,812       18,509
   Amortization of original issue discount ...........         355        1,097        3,341
   Amortization of debt issuance costs ...............       4,441        4,159        5,542
   (Gain) loss on disposal of property and equipment..        (435)      (4,332)         127
   Cash provided by (used for) operating assets
     and liabilities:
     Accounts receivable, net ........................      (1,995)      (2,273)       1,280
     Merchandise inventories .........................       1,653        5,771       22,471
     Income taxes ....................................         773       (1,854)       7,948
     Prepaid expenses ................................      (2,921)      (3,169)        (849)
     Due from suppliers ..............................      (4,375)     (36,573)         923
     Other current assets ............................      (5,144)         972       (4,864)
     Other assets ....................................      (3,039)      (5,566)       9,710
     Accounts payable ................................      (5,192)     (34,946)     (38,074)
     Accrued payroll and payroll taxes ...............      (1,248)       2,415       (6,815)
     Accrued interest payable ........................       5,661        2,933       (2,289)
     Accrued expenses and other current liabilities ..      (6,346)      (7,029)       2,707
     Other noncurrent liabilities ....................     (27,178)     (23,397)       5,733
                                                         ---------    ---------    ---------
      Cash provided by (used for)
        operating activities..........................      21,192      (25,423)      58,182
                                                         ---------    ---------    ---------
Investing Activities
  Property and equipment expenditures ................     (48,956)     (41,332)     (34,327)
  Proceeds from disposition of property
    and equipment.....................................      10,239       56,436       26,132
  Net proceeds in connection with the C&S Purchase
    Agreement ........................................          --           --      103,858
                                                         ---------    ---------    ---------
      Cash provided by (used for)
        investing activities..........................     (38,717)      15,104       95,663
                                                         ---------    ---------    ---------
Financing Activities
  Increase (decrease) in Pathmark working capital
    facilities borrowings ............................      66,800       43,000      (73,500)
  Increase in other long-term debt ...................          --       26,652        1,956
  Repayment of Pathmark term loans ...................     (14,242)      (7,566)    (279,877)
  Repayment of other long-term debt ..................      (1,522)     (61,359)      (6,136)
  Reduction in lease obligations .....................     (20,139)     (22,718)     (21,409)
  Decrease in book overdrafts ........................      (4,541)     (21,789)     (14,756)
  Deferred financing fees ............................        (523)      (1,335)      (8,044)
  Capital contribution from SMG II Holdings
    Corporation ......................................          --          246           --
  Borrowings under Pathmark Term Loan ................          --           --      300,000
  Premiums incurred in early extinguishment of debt ..          --           --         (132)
  Proceeds from lease financing ......................          --           --           --
                                                         ---------    ---------    ---------
      Cash provided by (used for)
        financing activities..........................      25,833      (44,869)    (101,898)
                                                         ---------    ---------    ---------
Increase (decrease) in cash ..........................       8,308      (55,188)      51,947
Cash at beginning of period ..........................       7,726       62,914       10,967
                                                         ---------    ---------    ---------
Cash at end of period ................................   $  16,034    $   7,726    $  62,914
                                                         =========    =========    =========
Supplemental Disclosures of Cash Flow Information
  Interest paid ......................................   $ 135,380    $ 132,234    $ 141,626
                                                         =========    =========    =========
  Income taxes paid ..................................   $     493    $   1,032    $   4,830
                                                         =========    =========    =========
Noncash Investing and Financing Activities

  Capital lease obligations ..........................   $  38,035    $  12,200    $  23,626
                                                         =========    =========    =========

                     See notes to consolidated financial statements.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Management's Plan

      The consolidated financial statements of Supermarkets General Holdings Corporation (the "Company" or "Holdings"), through its indirect wholly owned subsidiary Pathmark Stores, Inc. ("Pathmark") indicated that, at January 29, 2000, current liabilities exceeded current assets by $81.3 million and the stockholder's deficiency was $1.4 billion. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Company's working capital facility (the "Working Capital Facility") and the availability of capital lease financing have been sufficient to pay the Company's debts as they came due, provided for its capital expenditure program and met its other cash requirements.

      Management has evaluated its Fiscal 2000 cash flow projections and debt service requirements and based upon this evaluation, the Company does not anticipate making all of its scheduled debt service payments. The Company's Fiscal 2000 debt requirements increase substantially over the prior year due primarily to the semi-annual interest payments of $12.1 million on the Deferred Coupon Notes which, for the first time, must be paid in cash beginning on May 1, 2000 and the sinking fund payment of $50.0 million on the Subordinated Notes on June 15, 2000.

      The Company does not anticipate making its May 1, 2000 interest payments of $21.2 million on the Senior Subordinated Notes and $12.1 million on the Deferred Coupon Notes. The failure to make these scheduled interest payments would constitute a default under the Indentures governing the applicable bonds, subject to a 30-day grace period, and would also constitute an Event of Default pursuant to Article VII(f) of the Credit Agreement (see Note 8) relating to a failure to make any payments in respect of Material Indebtedness (as defined in the Credit Agreement). In addition, although the Company was in compliance with its various debt covenants at January 29, 2000, the Company believes that it mostly likely will not comply with such debt covenants throughout Fiscal 2000 based on management's projections. The Company and its lenders under the Credit Agreement have entered into a Waiver Agreement dated April 18, 2000 pursuant to which said lenders have agreed to waive compliance by the Company with certain provisions of the Credit Agreement through July 29, 2000 including certain debt covenants and any Event of Default to the extent arising out of a failure to pay any Material Indebtedness. Upon the occurrence of an Event of Default resulting from the failure to pay any Material Indebtedness, the Company's long-term debt in the amount of $1.3 billion would become due currently.

      As previously disclosed, the Company announced on March 22, 2000 that it has retained Wasserstein Perella & Co. ("WP&Co.") in order to assist it in developing a financial restructuring plan and that an ad hoc committee of its bondholders has been organized. The Company has commenced discussions with this committee towards developing a consensual financial restructuring plan to deleverage the Company's capital structure. The Company is seeking to restructure the bond debt of Pathmark and the preferred stock of Holdings, and does not intend to impair in any way its trade creditors or implement layoffs as part of its financial restructuring plan. Discussion with this committee is in its preliminary stages, and there can be no assurance that a financial restructuring will be completed.

      The consolidated financial statements of the Company presented herein do not reflect any adjustments which could result from the Company's financial restructuring plan.

Note 2--Summary of Significant Accounting Policies

      Basis of Presentation:

      The Company operated 135 supermarkets as of January 29, 2000, primarily in the New York-New Jersey and Philadelphia metropolitan areas, and is a wholly owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

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

      Fiscal Year:

      The Company's fiscal year ends on the Saturday nearest to January 31 of the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks, which will occur in Fiscal 2000.

      Cash:

      All investments and marketable securities with a maturity of three months or less at date of purchase are considered to be cash equivalents. The Company had no cash equivalent investments as of January 29, 2000 and January 30, 1999.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 2--Summary of Significant Accounting Policies--(Continued)

      Rental Video Tapes:

      Video tapes purchased for rental purposes are capitalized and amortized over their estimated useful lives. The amortization of video tapes, included in cost of goods sold, approximated $3.3 million, $3.1 million and $3.4 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

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

      Long-Lived Assets:

      The carrying value of long-lived assets used in the Company's operations are assessed for recoverability based upon groups of assets and the related undiscounted cash flow generated by such assets. Assets held for sale are reviewed for impairment based upon the estimated fair value of such assets.

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

      Advertising Costs:

      Advertising costs, net of vendor reimbursements, are expensed as incurred and were $18.8 million, $18.5 million and $18.9 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

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

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 2--Summary of Significant Accounting Policies--(Continued)

      Software:

      Internally developed software, which creates a new system or adds identifiable functionality to an existing system, and externally purchased software are capitalized and amortized over three years. Prior to Fiscal 1998, internally developed software was expensed as incurred. The amortization of capitalized software, included in selling, general and administrative expenses, approximated $0.4 million in Fiscal 1999 and $0.5 million in both Fiscal 1998 and Fiscal 1997.

      Comprehensive Income:

      The Company has no items of comprehensive income other than net income and, accordingly, the total comprehensive loss is the same as the reported net loss for all periods presented.

      Segment Reporting:

      The Company has one reportable segment (retail grocery), operates in one geographical area (United States), and has no major customers representing 10% or more of sales.

      New Accounting Standards Not Yet Adopted:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined the impact, if any, that the adoption of SFAS No. 133 will have on its financial condition or results of operations.

      Reclassifications:

      Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the Fiscal 1998 presentation.

Note 3--Accounts Receivable

      Accounts receivable are comprised of the following (dollars in thousands):

                                                       January 29,   January 30,
                                                          2000           1999
                                                       ----------    ----------
Prescription plans..................................    $ 14,672      $ 13,431
Other...............................................       2,129         1,604
                                                        --------      --------
Accounts receivable.................................      16,801        15,035
Less: allowance for doubtful accounts...............       1,014         1,243
                                                        --------      --------
Accounts receivable, net............................    $ 15,787      $ 13,792
                                                        ========      ========

Note 4--Merchandise Inventories

      Merchandise inventories are comprised of the following (dollars in thousands):

                                                       January 29,   January 30,
                                                          2000           1999
                                                       ----------    ----------
Merchandise inventories at FIFO cost................    $180,996      $182,679
Less: LIFO reserve..................................      39,437        39,467
                                                        --------      --------
Merchandise inventories at LIFO cost................    $141,559      $143,212
                                                        ========      ========

      In Fiscal 1999, Fiscal 1998 and Fiscal 1997, cost of goods sold were impacted by a pretax LIFO credit of $0.03 million, a pretax LIFO charge of $3.4 million and a pretax LIFO credit of $5.4 million, respectively.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 4--Merchandise Inventories--(Continued)

The pretax LIFO charge for Fiscal 1998 was primarily due to inflation in dairy related products and cigarettes. The pretax LIFO credit for Fiscal 1997 included a $2.0 million gain on a LIFO liquidation related to the sale of the Company's pharmaceutical warehouse inventory and a $0.8 million gain on a LIFO liquidation related to the sale of the Company's grocery, frozen and perishable merchandise in connection with a 15-year supply agreement with C&S Wholesale Grocers, Inc. ("C&S")(see Note 17).

Note 5--Property and Equipment

      Property and equipment are comprised of the following (dollars in thousands):

                                                        January 29,  January 30,
                                                           2000         1999
                                                        ----------   -----------
Land................................................     $ 35,731    $ 40,295
Buildings and building improvements.................      142,575     147,630
Fixtures and equipment..............................      166,260     173,687
Leasehold costs and improvements....................      272,951     268,092
Transportation equipment............................       11,415      12,551
                                                         --------    --------
Property and equipment, owned.......................      628,932     642,255
Property and equipment under capital leases.........      225,546     205,555
                                                         --------    --------
Property and equipment, at cost.....................      854,478     847,810
Less: accumulated depreciation and amortization.....      382,321     376,227
                                                         --------    --------
Property and equipment, net.........................     $472,157    $471,583
                                                         ========    ========

      During Fiscal 1999, the Company sold certain real estate for $5.5 million, and recognized a gain of $0.4 million. During Fiscal 1998, the Company sold certain real estate for $55.7 million, including $22.9 million related to the sale of the distribution center previously leased to Rickel Home Centers, Inc. ("Rickel") (see Note 23), and recognized a gain of $5.1 million. The proceeds were used to paydown the related mortgages and a portion of the Working Capital Facility.

Note 6--Deferred Financing Costs, Net

      Deferred financing costs are comprised of the following (dollars in thousands):

                                                        January 29,  January 30,
                                                           2000         1999
                                                        ----------   ----------
Deferred financing costs............................     $ 29,800    $ 29,938
Less: accumulated amortization......................       17,995      14,215
                                                         --------    --------
Deferred financing costs, net.......................     $ 11,805    $ 15,723
                                                         ========    ========

Note 7--Other Noncurrent Liabilities

      Other noncurrent liabilities are comprised of the following (dollars in thousands):

                                                        January 29,  January 30,
                                                           2000         1999
                                                        ----------   ----------
Deferred income related to the C&S transaction
  (see Note 17) ....................................     $ 50,059     $ 55,448
Self-insured liabilities ...........................       42,877       48,187
Pension and deferred compensation (see Note 12)            18,636       21,906
Other postretirement and postemployment benefits
  (see Note 12) ....................................       35,203       37,813
Accrued dividends ..................................      124,810      107,595
Closed stores ......................................       15,691       20,747
Lease commitments ..................................        6,989        7,104
Other ..............................................       83,587       86,487
                                                         --------     --------
Other noncurrent liabilities .......................     $377,852     $385,287
                                                         ========     ========

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 7--Other Noncurrent Liabilities--(Current)

      Certain noncurrent liabilities, such as self-insured liabilities for incurred but unpaid claims relating to customer, employee and vehicle accidents and closed store liabilities, are recorded at present value utilizing a 4% discount rate based on the projected payout of these claims.

Note 8--Long-Term Debt

      Long-term debt is comprised of the following (dollars in thousands):

                                                       January 29,   January 30,
                                                          2000          1999
                                                       ----------    ----------
Pathmark Term Loan ("Term Loan") ..................    $  241,442    $  255,684
Pathmark Working Capital Facility
  ("Working Capital Facility") ....................       109,800        43,000
9.625% Pathmark Senior Subordinated Notes due 2003
  ("Pathmark Senior Subordinated Notes") ..........       438,844       438,489
11.625% Pathmark Subordinated Notes due 2002
  ("Pathmark Subordinated Notes") .................       199,017       199,017
11.625% Holdings Subordinated Notes due 2002
  ("Holdings Subordinated Notes") .................           983           983
12.625% Pathmark Subordinated Debentures due 2002
  ("Pathmark Subordinated Debentures") ............        95,750        95,750
10.75% Pathmark Junior Subordinated Deferred
  Coupon Notes due 2003
  ("Pathmark Deferred Coupon Notes")...............       225,133       207,880
Industrial revenue bonds ..........................         8,217         8,302
Other debt (primarily mortgages) ..................        23,899        25,336
                                                       ----------    ----------
Total debt ........................................     1,343,085     1,274,441
Less: current maturities ..........................        78,982        15,902
                                                       ----------    ----------
Long-term portion .................................    $1,264,103    $1,258,539
                                                       ==========    ==========

      Management has evaluated its Fiscal 2000 cash flow projections and debt service requirements and based upon this evaluation, the Company does not anticipate making all of its scheduled debt service payments. The Company's Fiscal 2000 debt requirements increase substantially over the prior year due primarily to the semi-annual interest payments of $12.1 million on the Pathmark Deferred Coupon Notes which, for the first time, must be paid in cash beginning on May 1, 2000 and the sinking fund payment of $50.0 million on the Pathmark Subordinated Notes on June 15, 2000. The Company does not anticipate making its May 1, 2000 interest payments of $21.2 million on the Pathmark Senior Subordinated Notes and $12.1 million on the Pathmark Deferred Coupon Notes (see
Note 1).

      Scheduled Maturities of Debt:

      Long-term debt principal payments are as follows (dollars in thousands):

                                                                   Principal
      Fiscal Years                                                 Payments
      ------------                                                ----------
        2000.................................................     $   78,982
        2001.................................................        374,214
        2002.................................................        196,288
        2003.................................................        672,122
        2004.................................................            552
        Thereafter...........................................         20,927
                                                                  ----------
                                                                  $1,343,085
                                                                  ==========

      Bank Credit Agreement:

      On June 30, 1997, Pathmark entered into a Credit Agreement with a group of lenders led by The Chase Manhattan Bank (the "Credit Agreement"). The Credit Agreement includes a $300 million Term Loan and a $200 million Working Capital Facility.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 8--Long-Term Debt--(Continued)

      Under the Credit Agreement, the Term Loan and Working Capital Facility bear interest at floating rates, ranging from LIBOR plus 2.75% to LIBOR plus 3.00%. The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by December 15, 2001. Under the Working Capital Facility, which expires on June 15, 2001, the Company can borrow an amount up to $200 million, including a maximum of $125 million in letters of credit. Outstanding letters of credit were $43.0 million at January 29, 2000 and $39.0 million at April 19, 2000. In addition, pursuant to Permitted Subordinated Debt Refinancing (as defined in the Credit Agreement), the Working Capital Facility and a portion of the Term Loan can be extended up to an additional two and one-half years and the remainder of the Term Loan can be extended up to an additional three and one-half years from the original expiration dates.

      Pathmark Senior Subordinated Notes:

      The Pathmark Senior Subordinated Notes accrete to a maturity value of $440.0 million in Fiscal 2003. These notes pay cash interest on a semiannual basis and have no sinking fund requirements.

      Pathmark Subordinated Notes:

      The Pathmark Subordinated Notes mature in Fiscal 2002 and pay cash interest on a semiannual basis. These notes contain a sinking fund provision that requires Pathmark to deposit approximately $50.0 million (25% of the original aggregate principal amount) with the trustee of the Pathmark Subordinated Notes on June 15 in each of Fiscal 2000 and Fiscal 2001 for the redemption of the Pathmark Subordinated Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date and providing for the redemption of 50% of the original aggregate principal amount of such notes prior to maturity.

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

      Industrial Revenue Bonds:

      Interest rates for the three industrial revenue bonds range from 5.0% to 10.9%. The industrial revenue bonds are payable in installments ending in Fiscal 2003, Fiscal 2008 and Fiscal 2018.

      Other Debt:

      Other debt includes mortgage notes, which are secured by property and equipment having a net book value of $27.0 million at January 29, 2000. These borrowings, whose interest rates averaged 7.4%, are payable in installments ending in Fiscal 2008, including a scheduled final payment of $18.6 million.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 9--Fair Value of Financial Instruments

      The carrying amount and fair values of the Company's financial instruments are as follows (dollars in thousands):


                                        January 29, 2000          January 30, 1999
                                     -----------------------   -----------------------
                                      Carrying      Fair       Carrying       Fair
                                       Amount       Value       Amount        Value
                                     ----------  -----------   ----------   ----------
Debt:
Term Loan ........................   $  241,442   $  241,442   $  255,684   $  255,684
Working Capital Facility .........      109,800      109,800       43,000       43,000
Pathmark Senior Subordinated Notes      438,844      332,860      438,489      442,200
Pathmark Subordinated Notes ......      199,017       53,735      199,017      199,017
Holdings Subordinated Notes ......          983          265          983          983
Pathmark Subordinated Debentures .       95,750       22,980       95,750       95,271
Pathmark Deferred Coupon Notes ...      225,133       24,778      207,880      195,968
Industrial revenue bonds .........        8,217        8,217        8,302        8,302
Other debt (primarily mortgages) .       23,899       23,899       25,336       25,336
                                     ----------   ----------   ----------   ----------
Total debt .......................   $1,343,085   $  817,976   $1,274,441   $1,265,761
                                     ==========   ==========   ==========   ==========
Redeemable Securities:
Exchangeable Preferred Stock .....   $  111,038   $   14,672   $  109,069   $  132,342
                                     ==========   ==========   ==========   ==========

      The fair value of the Term Loan and Working Capital Facility at January 29, 2000 and January 30, 1999 approximated their carrying value due to their floating interest rates. The fair value of the notes, debentures and Exchangeable Preferred Stock are based on the quoted market prices at January 29, 2000 and January 30, 1999, since such instruments are publicly traded. The Company believes that the fair value of the notes, debentures and Exchangeable Preferred Stock were adversely affected by the termination of the Agreement and Plan of Merger dated as of March 9, 1999 among Koninklijke Ahold N.V. ("Ahold"), Ahold Acquisition, Inc. ("Purchaser") and SMG-II (the "SMG-II Merger Agreement") (see Note 23). The Company has evaluated its other debt (primarily mortgages) and industrial revenue bonds and believes, based on interest rates, related terms and maturities, that the fair value of such instruments approximates their respective carrying amounts. As of January 29, 2000 and January 30, 1999, the carrying values of accounts receivable, due from suppliers and accounts payable approximated their fair values due to the short-term maturities of these accounts.

Note 10--Interest Expense

      Interest expense is comprised of the following (dollars in thousands):

                                                         Fiscal Years
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
Pathmark term loans ........................   $ 19,709   $ 21,021   $ 22,884
Pathmark working capital facilities ........      7,057      5,098      4,969
Pathmark Senior Subordinated Notes
   Amortization of original issue discount..        355        355        354
   Currently payable .......................     42,350     42,350     42,350
Pathmark Subordinated Notes ................     23,136     23,136     23,151
Holdings Subordinated Notes ................        114        114        114
Pathmark Subordinated Debentures ...........     12,088     12,088     12,088
Pathmark Deferred Coupon Notes
   Accrued but not payable .................     17,253     20,812     18,509
   Currently payable .......................      6,054         --         --
PTK Exchangeable Guaranteed Debentures
   Amortization of original issue discount..                   742      2,987
Amortization of debt issuance costs ........      4,441      4,159      5,542
Lease obligations ..........................     21,353     21,286     22,126
Mortgages payable ..........................      1,782      2,562      3,462
Other, net .................................      7,425      7,602      8,244
                                               --------   --------   --------
Interest expense ...........................   $163,117   $161,325   $166,780
                                               ========   ========   ========

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 11--Lease Obligations

      At January 29, 2000, the Company was liable under terms of noncancellable leases for the following minimum lease commitments (dollars in thousands):

                                                          Capital     Operating
Fiscal Years                                              Leases        Leases
------------                                             --------     ---------
2000 .................................................   $ 44,149     $ 37,359
2001 .................................................     36,234       36,544
2002 .................................................     32,150       34,911
2003 .................................................     26,344       33,780
2004 .................................................     22,279       32,484
Thereafter ...........................................    246,407      294,198
                                                         --------     --------
Total minimum lease payments(a) ......................    407,563     $469,276
                                                                      ========
Less: executory costs (such as taxes, maintenance
  and insurance) .....................................      1,746
                                                         --------
Net minimum lease payments ...........................    405,817
Less: amounts representing interest ..................    207,336
                                                         --------
Present value of net minimum lease payments (including
current installments of $25,192)(b) ..................   $198,481
                                                         ========
----------
(a) Net of sublease income of $0.1 million and $33.1 million for capital and operating leases, respectively.

(b) Includes $20.5 million related to a sale and leaseback accounted for as a financing.

      Rent expense, under all operating leases having noncancellable terms of more than one year, is summarized as follows (dollars in thousands):

                                                          Fiscal Years
                                                 -------------------------------
                                                  1999        1998        1997
                                                  ----        ----        ----
Minimum rentals.............................    $43,692     $42,755     $44,525
Less: rentals from subleases(a).............     (4,944)     (5,253)     (8,131)
                                                -------     -------     -------
Rent expense................................    $38,748     $37,502     $36,394
                                                =======     =======     =======

----------
(a) The decrease in sublease rentals is attributable to properties sold, as discussed in Note 5.

Note 12--Pension and Other Benefit Plans

      Pension and Other Postretirement Benefit Plans:

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

      In addition, the Company provides its associates other postretirement benefits, principally health care for non-union associates who retired prior to January 1, 1998 and certain associates for whom benefits are a subject of collective bargaining and life insurance benefits.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Pension and Other Benefit Plans--(Continued)

      The following tables provide a reconciliation of the benefit obligations, plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used (dollars in thousands):


                                                              Pension Benefits          Other Postretirement Benefits
                                                          --------------------------    -----------------------------
                                                          January 29,     January 30,     January 29,     January 30,
                                                             2000            1999            2000            1999
                                                          ---------       ---------       ---------       ---------
Change in benefit obligations:
  Benefit obligations at beginning
    of period .......................................     $ 159,118       $ 147,068       $  15,408       $  17,308
  Service cost ......................................         2,962           2,984             348             314
  Interest cost .....................................        10,352          10,173             949             959
  Plan amendment ....................................           (32)          1,880              --          (2,577)
  Benefits paid .....................................        (7,543)         (8,239)           (712)           (379)
  Actuarial experience (gains) losses ...............       (17,032)          5,252            (868)           (217)
                                                          ---------       ---------       ---------       ---------
  Benefit obligations at end of
    period ..........................................     $ 147,825       $ 159,118       $  15,125       $  15,408
                                                          =========       =========       =========       =========
Change in fair value of plan assets:
  Fair value of plan assets at
    beginning of year ...............................     $ 243,219       $ 214,131       $      --       $      --
  Actual return on plan assets ......................        (4,487)         35,579              --              --
  Employer contribution .............................            --               9              --              --
  Benefits or expenses paid .........................        (5,649)         (6,500)             --              --
                                                          ---------       ---------       ---------       ---------
  Fair value of plan assets at end
    of year .........................................     $ 233,083       $ 243,219       $      --       $      --
                                                          =========       =========       =========       =========

Reconciliation of funded status at end of period:

  Funded status .....................................     $  85,258       $  84,101       $ (15,125)      $ (15,408)
  Unrecognized prior service cost ...................         2,233           2,488          (5,341)         (6,833)
  Unrecognized net actuarial gains ..................       (69,983)        (80,933)         (8,564)         (8,276)
                                                          ---------       ---------       ---------       ---------
  Prepaid (accrued) benefit cost ....................     $  17,508       $   5,656       $ (29,030)      $ (30,517)
                                                          =========       =========       =========       =========
Amount recognized in the consolidated balance sheets:
  Prepaid benefit cost ..............................     $  37,296       $  25,361       $      --       $      --
  Accrued benefit liabilities .......................       (20,518)        (23,881)        (29,030)        (30,517)
  Intangible asset ..................................           730           4,176              --              --
                                                          ---------       ---------       ---------       ---------
  Net amount recognized .............................     $  17,508       $   5,656       $ (29,030)      $ (30,517)
                                                          =========       =========       =========       =========
Weighted average assumption at the end of year:
  Discount rate .....................................          8.00%           6.75%           8.00%           6.75%
  Expected return on plan assets ....................          9.50%           9.50%             --              --
  Rate of compensation increases ....................          5.00%           3.75%             --              --

      Net pension and other postretirement benefits include the following cost (cost reduction) components (dollars in thousands):


                                                   Pension Benefits                      Other Postretirement Benefits
                                         ------------------------------------         ------------------------------------
                                                     Fiscal Years                                 Fiscal Years
                                         ------------------------------------         ------------------------------------
                                           1999          1998          1997             1999          1998          1997
                                         --------      --------      --------         --------      --------      --------
Service cost .......................     $  2,962      $  2,984      $  3,224         $    348      $    314      $    399
Interest cost ......................       10,352        10,173         9,866              949           959         1,139
Expected return on assets ..........      (20,523)      (17,414)      (14,057)              --            --            --
Amortization of prior service cost..          223            82            89           (1,492)       (1,492)       (1,276)
Recognition of gains ...............       (2,972)       (1,908)         (471)            (580)         (631)         (590)
Recognition of plan amendment ......           --            --           165               --            --            --
                                         --------      --------      --------         --------      --------      --------
Net benefit cost reduction .........     $ (9,958)     $ (6,083)     $ (1,184)        $   (775)     $   (850)     $   (328)
                                         ========      ========      ========         ========      ========      ========

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Pension and Other Benefit Plans--(Continued)

      Assets of the Company's defined benefit pension plan are invested in marketable securities comprised primarily of equities of domestic corporations, U.S. Government instruments and money market investments. The increase in other assets in the consolidated balance sheet is primarily attributable to the increase in the pension plan's funded status. The projected benefit obligation (included in the above table) and the accumulated benefit obligation for the unfunded supplemental retirement plans were $21.6 million and $20.5 million, respectively at January 29, 2000 and $24.7 million and $23.9 million, respectively, at January 30, 1999.

      The health-care cost trend rate at January 29, 2000 was 5.00% and is expected to remain at this level. A 1% change in the assumed health care cost trend rate would have the following effects at January 29, 2000 (dollars in thousands):

                                                                     1%
                                                            --------------------
                                                            Increase    Decrease
                                                            --------    --------
Total of service and interest cost components ..........      $  210      $  170
Postretirement benefit obligation ......................      $1,920      $1,580

      The Company also contributes to several multi-employer plans, which provide defined benefits to certain union associates. The Company's contributions to these multi-employer plans were $15.7 million, $16.5 million and $19.0 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

      Savings Plan:

      The Company sponsors a savings plan for eligible non-union associates. Contributions under the plan are based on specified percentages of associate contributions. The Company's contributions to the savings plan were $3.0 million, $3.1 million and $3.0 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

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

      The accumulated postemployment benefit obligation as of January 29, 2000 and January 30, 1999 was $6.8 million and $8.0 million, respectively.

Note 13--Income Taxes

      The income tax (provision) benefit is comprised of the following (dollars in thousands):

                                                     Fiscal Years
                                        -------------------------------------
                                           1999          1998           1997
                                           ----          ----           ----
Current
   Federal ........................     $    400      $  3,583      $ (4,643)
   State ..........................          (86)         (637)       (2,793)
Deferred
   Federal ........................        9,723         6,462        19,639
   State ..........................        2,683         3,577         7,433
   Change in valuation allowance...      (14,793)      (14,636)      (21,800)
                                        --------      --------      --------
Income tax (provision) ............     $ (2,073)     $ (1,651)     $ (2,164)
                                        ========      ========      ========

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Income Taxes--(Continued)

      The income tax (provision) benefit differs from the expected federal statutory income tax (provision) benefit as follows (dollars in thousands):

                                                        Fiscal Years
                                           ------------------------------------
                                             1999          1998          1997
                                           --------      --------      --------
Federal income tax benefit at statutory
  tax rate ............................    $ 10,429      $  9,826      $ 16,553
State income taxes ....................       1,689         1,910         3,016
Change in valuation allowance .........     (14,793)      (14,636)      (21,800)
Other .................................         602         1,249            67
                                           --------      --------      --------
Income tax (provision) ................    $ (2,073)     $ (1,651)     $ (2,164)
                                           ========      ========      ========

      Deferred income tax assets and liabilities consist of the following (dollars in thousands):


                                     January 29, 2000             January 30, 1999
                                -------------------------    -------------------------
                                  Assets      Liabilities       Assets     Liabilities
                                  ------      -----------       ------     -----------
Property and equipment ....     $      --      $  32,408     $      --      $  34,521
Merchandise inventory and
  gross profit ............            --         12,672            --         11,811
Prepaid expenses ..........            --          6,154            --          5,615
Self-insured liabilities ..        28,124             --        32,354             --
Lease capitalization ......        20,726             --        19,725             --
Closed store reserves .....        10,150             --        11,829             --
Alternative minimum taxes..         3,933             --         4,685             --
General business credits ..        10,169             --         9,194             --
Net operating loss
  carryforwards ...........        74,795             --        49,513             --
Benefit plans and other
  postretirement and
  postemployment benefits..        11,299             --        17,481             --
Deferred income ...........        20,304             --        23,097             --
Capital loss carryforward..        17,818             --        20,259             --
Other .....................         8,763          3,375         9,571          6,696
                                ---------      ---------     ---------      ---------
Subtotal ..................       206,081         54,609       197,708         58,643
Less: valuation allowance..      (103,684)            --       (88,891)            --
                                ---------      ---------     ---------      ---------
Total .....................     $ 102,397      $  54,609     $ 108,817      $  58,643
                                =========      =========     =========      =========

      The balance sheet classification of the deferred income tax assets and liabilities is as follows (dollars in thousands):


                                January 29, 2000                            January 30, 1999
                    ---------------------------------------      ---------------------------------------
                      Current      Noncurrent        Total        Current       Noncurrent       Total
                      -------      ----------        -----        -------       ----------       -----
Assets ........     $  30,496      $ 175,585      $ 206,081      $  33,967      $ 163,741      $ 197,708
Liabilities ...       (22,262)       (32,347)       (54,609)       (20,651)       (37,992)       (58,643)
                    ---------      ---------      ---------      ---------      ---------      ---------
Subtotal ......         8,234        143,238        151,472         13,316        125,749        139,065
Less: valuation
  allowance ...        (5,636)       (98,048)      (103,684)        (9,290)       (79,601)       (88,891)
                    ---------      ---------      ---------      ---------      ---------      ---------
Total .........     $   2,598      $  45,190      $  47,788      $   4,026      $  46,148      $  50,174
                    =========      =========      =========      =========      =========      =========

      The Company's net deferred income tax assets were $47.8 million and $50.2 million, net of a valuation allowance of $103.7 million and $88.9 million at January 29, 2000 and January 30, 1999, respectively. The Company believes that it is more likely than not that the net deferred tax assets will be realized through the implementation of tax strategies which could generate taxable income.

      During Fiscal 1999 and Fiscal 1998, the net increases in the valuation allowance were $14.8 million and $14.6 million, respectively. These changes reflect increases in the valuation allowance related to those deferred tax assets which the Company has concluded are not likely to be realized. The Company will continue to assess the recoverability of its deferred income tax assets and further adjustments to the valuation allowance may be necessary based on the evidence available at that time. Federal and State net operating loss carryforwards expire in Fiscal 2000 through Fiscal 2019. General business credits consist of federal jobs credits and expire in Fiscal 2004 through Fiscal 2013. Capital loss carryforwards expire in Fiscal 2001.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Income Taxes--(Continued)

      In Fiscal 1999, Fiscal 1998 and Fiscal 1997, the Company made income tax payments of $0.5 million, $1.0 million and $4.8 million, respectively, and received income tax refunds of $1.9 million, $4.5 million and $5.8 million, respectively.

Note 14--Stockholder's Deficiency

      During Fiscal 1998, SMG-II issued restricted stock grants to certain officers and key employees of Pathmark, pursuant to the SMG-II Holdings Corporation 1997 Restricted Stock Plan (the "RS Plan"). Each restricted stock award consisted of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock and will become nonforfeitable upon the earlier of (i) the seventh anniversary of the date of grant, and (ii) thirty days prior to a Realization Event (as defined in the RS Plan), provided the awardee is an employee of the Company or subsidiary at the time such anniversary or Realization Event occurs. Generally, a Realization Event would occur upon a sale or merger transaction involving SMG-II and/or its subsidiaries and a nonaffiliated entity, or a public offering of SMG-II Class A Common Stock as a result of which the aggregate price for all shares sold in the public offering exceeds $50.0 million. Each restricted stock award will be forfeited upon termination of employment prior to both a Realization Event and the seventh anniversary of any restricted stock award (i) 180 days after such termination if the termination is without Cause (as defined), or by reason of death, retirement or disability, and (ii) immediately in the case of a resignation or termination for Cause. The restricted stock awards were valued at $3.2 million and are being amortized as compensation expense in the Company's consolidated statements of operations over the seven-year vesting period, with a corresponding credit to paid-in capital.

Note 15--Extraordinary Items

      The extraordinary items, representing losses on early extinguishment of debt, consist of the following (dollars in thousands):

                                                          Fiscal Year
                                                             1997
                                                             ----
      Loss before income taxes.....................        $(12,944)
      Income tax benefit...........................           5,456
                                                           --------
      Extraordinary items, net of a tax benefit....        $ (7,488)
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

Note 16--Related Party Transactions

      During Fiscal 1998, Pathmark and SMG-II retained ML&Co. to act as its exclusive financial advisor in connection with any proposed business combination involving SMG-II, PTK and the Company and any successors thereto (collectively the "Company Group"). During Fiscal 2000, said agreement was amended to permit the Company Group to engage WP&Co. as its financial advisor. Pursuant to the terms of ML&Co.'s amended engagement, if, during the period ML&Co. is retained by the Company or within one year thereafter, but in no event following the consummation of a Restructuring (as defined) in which a Business Combination (as defined) is not involved or contemplated (such period, including the term of this engagement, the "Fee Period") (a) a Business Combination is consummated or
(b) a member of the Company Group enters into an agreement which subsequently results in a Business Combination, the Company agrees to pay ML&Co. a fee equal to:

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 16--Related Party Transactions--(Continued)

      (i) 0.6% of the aggregate purchase price paid in such Business Combination, payable in cash upon the closing of such Business Combination, if such aggregate purchase price at least equals the indebtedness of Pathmark as of the date of approval of the Business Combination by the Board of Directors of the pertinent company in the SMG Group or

      (ii) if such aggregate purchase price is less than the indebtedness of Pathmark as of the date of approval of the Business Combination by the applicable Board of Directors, the fee due ML&Co. will be an amount equal to 0.65% of the sum of (i) the aggregate principal amount of Pathmark's funded indebtedness, (ii) the liquidation preference of the preferred stock, and (iii) the face value of other obligations, restructured in a Restructuring, plus an amount equal to the sum of (a) 0.1625% of the aggregate purchase price up to and including $500.0 million; (b) 0.125% of the aggregate purchase price in excess of $500.0 million and up to $1.0 billion, and (c) 0.0875% of such aggregate purchase price equal to or exceeding $1.0 billion or

      (iii) in the event no Business Combination shall occur during the Fee Period, Pathmark shall pay ML&Co. a fee of $1 million.

Note 17--Supply and Distribution Agreements

      On January 29, 1998, the Company sold its Woodbridge, New Jersey distribution center and office complex and its leasehold interests in its two distribution centers and its banana ripening facility in North Brunswick, New Jersey, Dayton, New Jersey and Avenel, New Jersey, respectively (all of the foregoing buildings are hereinafter referred to as, collectively the "Facilities"), to C&S, including the fixtures, equipment and inventory in each of those Facilities, for $104.5 million (the "C&S Purchase Agreement"). The Company used $32.5 million of the net proceeds to pay down a portion of the Term Loan. A portion of the net proceeds were used to pay down the Working Capital Facility at the end of Fiscal 1997. The remainder of the proceeds were invested in marketable securities and, during Fiscal 1998, were utilized to pay down accounts payable related to the inventory sold in connection with the C&S Purchase Agreement and other liabilities. Simultaneously, the Company and C&S entered into a 15-year supply agreement (the "Supply Agreement"), pursuant to which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise requirements, formerly owned and warehoused by the Company. As a result of these agreements, the Company recorded deferred income of $60.8 million at January 31, 1998. Such deferred income consisted of (i) $25.0 million received by the Company for future trade discounts and rebates, which is being amortized to operations as it is earned, and (ii) $35.8 million in net proceeds received in excess of the fair value of the assets sold; such excess has been deferred and is being amortized to operations over the life of the Supply Agreement. The deferred income balance was $50.1 million and $55.4 million at January 29, 2000 and January 30, 1999, respectively.

Note 18--Divested Stores

      During Fiscal 1997, the Company sold four and closed seven stores that it announced for divestiture at the end of Fiscal 1996. The results of operations for these 11 stores were as follows (dollars in thousands):

                                                            Fiscal Year
                                                               1997
                                                               ----
             Sales.......................................    $42,877
                                                             =======
             Operating loss..............................    $10,590
                                                             =======

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 19--Cumulative Exchangeable Redeemable Preferred Stock

      The Company's Preferred Stock which has a maturity date of December 31, 2007, consists of 9,000,000 authorized shares, of which 4,890,671 shares are issued and outstanding at January 29, 2000 and January 30, 1999. The fair market value of the Preferred Stock, at date of original issuance of October 5, 1987, was $20 per share and the liquidation preference is $25 per share. Due to its mandatory redemption requirements, the Preferred Stock has been stated on the balance sheet as redeemable securities. The difference between fair market value at date of issue and liquidation preference is being accreted quarterly.

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

      Preferred Stock activity for the three years ended January 29, 2000 was as follows (dollars in thousands):

                                                Number of Shares        Amount
                                                ----------------        ------
Balance, February 1, 1997 ................          4,890,671          $ 105,372
   Accretion .............................                 --              1,811
                                                    ---------          ---------
Balance, January 31, 1998 ................          4,890,671            107,183
   Accretion .............................                 --              1,886
                                                    ---------          ---------
Balance, January 30, 1999 ................          4,890,671            109,069
   Accretion .............................                 --              1,969
                                                    ---------          ---------
Balance, January 29, 2000 ................          4,890,671          $ 111,038
                                                    =========          =========

      The terms of the Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share when, as, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Preferred Stock. Prior to the Recapitalization, the terms of the Company's debt instruments restricted the payment of cash dividends on the Preferred Stock unless certain conditions were met, including tests relating to earnings and to cash flow ratios of the Company. Prior to the Recapitalization, the Company had not met the conditions permitting cash dividend payments on the Preferred Stock. Subsequent to the Recapitalization, Holdings has not paid any cash dividends on the Preferred Stock and does not expect to receive cash flow sufficient to permit payments of dividends on the Preferred Stock in the foreseeable future. All dividends not paid in cash will accumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As such, at January 29, 2000, the unpaid dividends of $124.8 million were accrued and included in other noncurrent liabilities.

      The Certificate of Designation of the Preferred Stock provides that the Preferred Stock is non-voting except that if an amount equal to six quarterly dividends is in arrears in whole, or in part, the Preferred Stockholders voting as a class are entitled to elect an additional two members to the Board of Directors of the Company. The Company is currently in arrears on the payment of 29 quarterly dividends. Accordingly, the holders of the Preferred Stock reelected two members of the Company's Board of Directors at its 1998 annual meeting.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 19--Cumulative Exchangeable Redeemable Preferred Stock--(Continued)

      Dividends on the Preferred Stock must be paid in full for all prior periods as of the most recent dividend payment date before any dividends, other than dividends payable in shares of the Company's common stock or in any other class of the Company's capital stock ranking junior to the Preferred Stock, can be paid or can be set apart for payment to holders of common stock or to holders of any other shares ranking junior to the Preferred Stock. In addition, dividends on the Preferred Stock must be paid in full for all prior periods before the redemption or purchase by the Company of shares of common stock or any other shares ranking junior to the Preferred Stock. See Note 23 regarding the tender offer for the Preferred Stock.

Note 20--Common Stock

      The Company's authorized common stock, par value $.01 per share, consists of 1,075,000 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock, of which 650,675 shares and 320,000 shares, respectively, were issued and outstanding at January 29, 2000 and January 30, 1999. All shares of the Company's Class A Common Stock and Class B Common Stock are owned directly by SMG-II. SMG-II is effectively a holding company for the operations of the Company.

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

      In connection with the Acquisition, certain executives of Pathmark (the "Management Investors") purchased an aggregate of 100,000 shares of Class A Common Stock for consideration of $100 per share. In connection with the Exchange Offer, the Management Investors entered into an agreement with respect to the SMG-II Common Stock, which was received in exchange for the Company's Class A Common Stock.

      Certain Management Investors, who purchased shares of Class A Common Stock, borrowed a portion of the purchase price from the Company and were required to deliver a Recourse Note to the Company in the principal amount of the loan (see Note 16). Interest on the Recourse Note is to be paid annually and the principal is payable on January 16, 2001. Each Management Investor who issued a Recourse Note was required to enter into a stock pledge agreement ("Stock Pledge Agreement") with the Company, pursuant to which the Management Investor pledged shares of Class A Common Stock to secure the repayment of the Recourse Note. In connection with the Exchange Offer, each Management Investor who issued a Recourse Note executed an amendment to the Stock Pledge Agreement, which provided for the substitution of the SMG-II common stock received in the Exchange Offer for the Company Class A Common Stock, in order to secure the repayment of the Recourse Note. Recourse Notes in the amount of $1.5 million and $1.7 million were outstanding at January 29, 2000 and January 30, 1999. The Recourse Notes were included in other assets at January 29, 2000 and January 30, 1999, respectively.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Note 22--Chief Executive Officer Employment Arrangements

      On October 8, 1996, the Company hired a Chief Executive Officer (the "CEO") pursuant to a five-year employment agreement (the "Employment Agreement"). In conjunction with his employment, SMG-II granted to the CEO an equity package (the "Equity Strip") consisting of 8,520 restricted shares of a new series of SMG-II Preferred Stock and 19,851 restricted shares of SMG-II Common Stock and options to purchase 100,000 shares of SMG-II Common Stock at an initial exercise price of $100 per share (the "Options"), with the said exercise price increasing over time. The Equity Strip was valued at $3.4 million at the date of issuance, based upon an independent appraisal, and will vest over the term of the employment agreement or earlier with the occurrence of an employment-related event, as defined, and will be forfeited in its entirety upon the occurrence of a termination event, as defined. The Equity Strip is being amortized as compensation expense in the Company's statements of operations over the term of the Employment Agreement. The Options were accounted for by SMG-II using the methods prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and as a result, no compensation expense was recorded. The Options will vest over four years and expire one year after being fully vested, except for the portion of the Options that vest on the day before the fifth year and has not yet become exercisable, the expiration of which will be extended to year seven. If employment with the Company should end as a result of a termination event, the Options (whether or not then vested) will be immediately and irrevocably forfeited, except in certain circumstances. Vested Options do not become exercisable until the occurrence of certain events related generally to the realization of a third-party sale of SMG-II Common Stock. The CEO also received (a) a one-time signing bonus of $1.0 million, which is being amortized as compensation expense in the Company's statements of operations over the term of the Employment Agreement, and (b) a $4.5 million loan evidenced by sixteen separate promissory notes. Under the terms of each note, if he is in full employment of the Company on a quarterly anniversary of his hiring date, his obligation to pay such note maturing on such date will be forgiven as to principal, but not any then accrued and unpaid interest. The Company has and will continue to record compensation expense upon the forgiveness of each note. In the event his employment ends as a result of a termination event, prior to a change in control, as defined, each note will become immediately due and payable as to all outstanding principal and all accrued and unpaid interest. These notes, which bear interest at a blended rate of approximately 6%, are on a full-recourse basis and secured by the Equity Strip, the Options and any shares acquired upon exercise of such Options. The balance of the loan was approximately $0.8 million and $2.0 million at January 29, 2000 and January 30, 1999, respectively.

      In addition to the Employment Agreement, Pathmark and the CEO entered into a retention bonus and sale bonus agreement dated March 2000. The retention bonus and sale bonus agreement provides that under the circumstances described below, the CEO shall receive a retention bonus and a sale bonus. The retention bonus is intended to encourage the CEO to remain employed by Pathmark until at least July 31, 2000. If the CEO is so employed on that date, Pathmark will pay the CEO a retention bonus equal to $4.0 million in a lump sum cash amount as soon as practicable after July 31, 2000, but in no event more than thirty days thereafter.

      In addition to the retention bonus, under certain circumstances, the CEO will become entitled to receive the sale bonus. The CEO will become entitled to receive the sale bonus in the event that an event could result in a change in control (defined as a "Triggering Event" in the Agreement) occurs during the term of the agreement, and (ii) a change in control contemplated by such Triggering Event occurs thereafter. The amount of the sale

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 22--Chief Executive Officer Employment Arrangements--(Continued)

bonus shall be equal to 0.0043 multiplied by an amount equal to the sum of the aggregate fair market value of any securities issued and any other non-cash consideration delivered, and any cash consideration paid to the Company Group or their security holders in connection with a change in control, plus the amount of all indebtedness of the Company Group which is assumed or acquired by any Purchaser in connection with a change in control or retired or defeased in connection with such change in control.

Note 23--Commitments and Contingencies

      Ahold Acquisition:

      On March 15, 1999, Ahold, a company organized under the laws of the Netherlands and Purchaser, a Delaware corporation and an indirect wholly-owned subsidiary of Ahold, commenced a tender offer to purchase all of the issued and outstanding shares (the "Shares") of Preferred Stock at a price of $38.25 per Share (subsequently increased to $39.85 per Share), net to the seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 1999 (the "Offer to Purchase") and the related Letter of Transmittal (which, together with the Offer to Purchase and all amendments and supplements thereto, constitute the "Offer").

      The Offer was an integral part of the transactions contemplated by the SMG-II Merger Agreement pursuant to which Ahold was to have acquired all of the issued and outstanding shares of the capital stock of SMG-II, the indirect parent of the Company, through the merger of the Purchaser with and into SMG-II (the "SMG-II Merger"), subject to the terms and conditions contained in the SMG-II Merger Agreement.

      The Company, SMG-II and the directors of the Company are defendants (collectively, the "Defendants") in a purported stockholder class action lawsuit filed in the Court of Chancery of the State of Delaware (the "Court") entitled Wolfson v. Supermarkets General Holdings Corporation, et al., C.A. No. 17047 (the "Action"), in which the Plaintiff alleged, among other things, that the defendant directors of the Company and SMG-II breached their fiduciary duties to the holders of Preferred Stock. The Plaintiff, by his counsel, entered into a Settlement Agreement, dated June 9, 1999, (the "Settlement Agreement") with the Defendants (by their counsel) pursuant to which the parties agreed to settle the Action.

      The Settlement Agreement provides for, among other things, the certification of the action as a class action under the rules of the Court, which class would consist of all holders of the Preferred Stock from and including March 9, 1999 (the "Class") through and including the consummation of the SMG-II Merger or, if the SMG-II Merger fails to close, the stock purchase pursuant to the Stock Purchase Agreement, dated March 9, 1999, by and among Ahold, the Purchaser, SMG-II and PTK (the "Alternative Transaction"). In addition, pursuant to the terms of the Settlement Agreement, the Defendants agreed, subject to Final Court Approval (as defined below), that the Purchaser increase its tender offer price to $40.25 per share of Preferred Stock (from $38.25), less the total amount awarded as fees and expenses to Plaintiff's counsel by the Court divided by the total number of outstanding shares of Preferred Stock (the "New Offer Price"). Plaintiff's counsel applied to the Court for an award of fees and expenses in an aggregate amount of $1,956,268, or $0.40 per share of Preferred Stock.

      The Settlement Agreement also provides, among other things, that any of the Defendants shall have the right to withdraw from the proposed settlement in the event that (i) any claims related to the SMG-II Merger, the Alternative Transaction, or the subject matter of the Action are commenced by any member of the Class against any Defendants or certain others employed by, affiliated with, or retained by the Defendants in any court prior to Final Court Approval of the settlement, and the court in which such claims are pending denies Defendants' application to dismiss or stay such action in contemplation of dismissal, or
(ii) any of the other conditions to the consummation of the settlement described below shall not have been satisfied. The consummation of the settlement is subject to (i) Final Court Approval of the settlement; (ii) dismissal of the Action by the Court with prejudice and without awarding fees or costs to any party; and (iii) the Purchaser closing (A) its tender offer and the SMG-II Merger, or (B) the Alternative Transaction.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 23--Commitments and Contingencies--(Continued)

      After notice and a hearing on July 22, 1999, the Court approved the Settlement Agreement and the fee application of the Plaintiff's attorneys. As of August 23, 1999, all applicable appeal periods expired, thus constituting Final Court Approval. As a result of the settlement, the New Offer Price was $39.85 per share of Preferred Stock, had Ahold not terminated the SMG-II Merger Agreement and the SMG-II Merger had been consummated. With the termination of the SMG-II Merger Agreement by Ahold on December 16, 1999, Plaintiff moved on January 5, 2000, to enforce the Settlement Agreement against Purchaser, which motion is pending.

      On December 16, 1999, Ahold terminated the SMG-II Merger Agreement claiming that despite its best efforts, it could not obtain necessary antitrust clearance from government regulators. That same day, Ahold filed a complaint in the Supreme Court, State of New York, County of New York seeking a declaratory judgement that Ahold had used its "best efforts" under the SMG-II Merger Agreement. On January 18, 2000, SMG-II filed its Answer and Counterclaims, denying Ahold's assertion that it used its best efforts to consummate the SMG-II Merger Agreement. Additionally, SMG-II asserted counterclaims against Ahold for
(i) breach of contract by failure to use best efforts; (ii) breach of the covenant of good faith and fair dealing; and (iii) unfair competition. SMG-II requested compensatory damages in an unspecified amount.

      On February 7, 2000, Ahold answered SMG-II's counterclaims and denied the allegations contained therein, and filed an Amended Compliant seeking declarations that (i) the "best efforts" clause in the SMG-II Merger Agreement is unenforceable; (ii) if the "best efforts" clause is enforceable, Ahold did not breach that clause; and (iii) Ahold properly terminated the SMG-II Merger Agreement. Additionally, Ahold alleged that SMG-II breached the "best efforts" clause of the SMG-II Merger Agreement and requested compensatory damages in an unspecified amount. SMG-II filed its amended answer to the amended compliant and amended counterclaims on February 27, 2000. At this juncture, discovery is proceeding.

      Rickel:

      In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into ten leases for certain of the Company's owned real estate properties, including a distribution center, with Rickel as tenant. In addition, the Company assigned to Rickel 25 third-party leases.

      In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, of the 35 locations leased to Rickel, 16 leases have been assigned by Rickel in 1998 to Staples, Inc., 13 leases have either been terminated, sold or assigned to third parties, including Rickel's distribution center which was sold by the Company during Fiscal 1998, and six leases, which were rejected, are being actively marketed by the Company to other prospective tenants.

      Management has assessed its exposure with respect to this matter and has concluded that it has sufficient reserves to cover any resulting liability which may occur, including the future rent and real estate taxes, net of expected recoveries.

      Information Services Outsourcing:

      In August 1991, the Company entered into a ten-year agreement with IBM to provide a wide range of information systems services. Under the agreement, IBM has taken over the Company's data center operations and mainframe processing and information system functions and is providing business applications and systems designed to enhance the Company's customer service and efficiency. The charges under this agreement are based upon the services requested at predetermined rates. The Company may terminate the agreement upon 90 days notice with payment of a specified termination charge. The amounts expensed under this agreement in the accompanying consolidated statements of operations were $28.7 million, $26.5 million and $23.7 million during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

      Other:

      The Company is a party to a number of other legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, cash flows or business of the Company.

Note 24--Quarterly Financial Data (Unaudited)

      Financial data for the interim periods of Fiscal 1999 and Fiscal 1998 is as follows (dollars in thousands):


                                                                  13 Weeks Ended
                                   ---------------------------------------------------------------------------
                                     May 1,         July 31,       October 30,     January 29,       Fiscal
                                      1999            1999            1999            2000            1999
                                   -----------     -----------     -----------     -----------     -----------
52 Weeks Ended January 29, 2000
Sales .........................    $   894,457     $   922,728     $   924,854     $   956,045     $ 3,698,084
Cost of sales .................        639,510         657,887         663,794         678,126       2,639,317
                                   -----------     -----------     -----------     -----------     -----------
Gross profit(a) ...............        254,947         264,841         261,060         277,919       1,058,767
Selling, general and
  administrative expenses .....        206,519         212,243         214,813         217,139         850,714
Depreciation and
  amortization ................         18,227          18,382          19,111          19,014          74,734
                                   -----------     -----------     -----------     -----------     -----------
Operating earnings ............         30,201          34,216          27,136          41,766         133,319
Interest expense ..............        (39,475)        (40,367)        (41,028)        (42,247)       (163,117)
                                   -----------     -----------     -----------     -----------     -----------
Loss before income taxes ......         (9,274)         (6,151)        (13,892)           (481)        (29,798)
Income tax provision ..........            (25)            (26)            (25)         (1,997)         (2,073)
                                   -----------     -----------     -----------     -----------     -----------
Net loss ......................    $    (9,299)    $    (6,177)    $   (13,917)    $    (2,478)    $   (31,871)
                                   ===========     ===========     ===========     ===========     ===========


                                                                  13 Weeks Ended
                                   ---------------------------------------------------------------------------
                                      May 2,         August 1,      October 31,     January 30,       Fiscal
                                       1998            1998            1998            1999            1998
                                   -----------     -----------     -----------     -----------     -----------
52 Weeks Ended January 30, 1999
Sales .........................    $   916,015     $   922,909     $   899,990     $   916,297     $ 3,655,211
Cost of sales .................        651,984         661,009         644,554         654,437       2,611,984
                                   -----------     -----------     -----------     -----------     -----------
Gross profit(b) ...............        264,031         261,900         255,436         261,860       1,043,227
Selling, general and
  administrative expenses(c) ..        211,073         204,460         210,389         207,026         832,948
Depreciation and
  amortization ................         19,686          19,750          19,597          17,994          77,027
                                   -----------     -----------     -----------     -----------     -----------
Operating earnings ............         33,272          37,690          25,450          36,840         133,252
Interest expense ..............        (41,569)        (39,830)        (39,774)        (40,152)       (161,325)
                                   -----------     -----------     -----------     -----------     -----------
Loss before income taxes ......         (8,297)         (2,140)        (14,324)         (3,312)        (28,073)
Income tax provision ..........            (30)            (25)            (39)         (1,557)         (1,651)
                                   -----------     -----------     -----------     -----------     -----------
Net loss ......................    $    (8,327)    $    (2,165)    $   (14,363)    $    (4,869)    $   (29,724)
                                   ===========     ===========     ===========     ===========     ===========

----------
(a) The pretax LIFO credit for Fiscal 1999 was $0.03 million consisting of provisions of $0.4 million in each of the first three quarters and $1.23 million LIFO credit in the fourth quarter.

(b) The pretax LIFO provision for Fiscal 1998 was $3.4 million consisting of provisions of $0.35 million in each of the first three quarters and $2.35 million in the fourth quarter.

(c) Selling, general and administrative expenses for Fiscal 1998 included a second quarter gain of $5.1 million recognized on the sale of certain real estate.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Supermarkets General Holdings Corporation
Carteret, New Jersey

      We have audited the accompanying consolidated balance sheets of Supermarkets General Holdings Corporation and its subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that The Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche  LLP

Parsippany, New Jersey
April 27, 2000

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company (As of April 15, 2000)

(a) Directors of the Company

      The following table sets forth the name, principal occupation or employment at the present time and during the last five years, and the name and principal business of any corporation or other organization in which such occupation or employment is or was conducted, of the directors of the Company, all of whom are citizens of the United States unless otherwise indicated. Each individual named below is a director of each of the Company, SMG-II, PTK and Pathmark, except for Messrs. Upchurch and Volla, who are directors solely of the Company.

                                                                   Director of
                                                                       the
                                                                     Company
    Name, Age, Principal Occupation and Other Directorships           Since
    -------------------------------------------------------        -----------
JOHN W. BOYLE, 71, Chairman and Chief Executive Officer of the        1996
   Company (retired) from March 1996 to October 1996; Vice
   Chairman (retired), Eckerd Corporation, a drug store chain, between 1983 and 1995. Mr. Boyle is also Chairman of United
   Artists Theater Circuit, Inc. since 1997.

JAMES J. BURKE, JR., 48, Partner and a Director of Stonington         1988
   Partners, Inc. ("SPI"), a private investment firm, since
   1993, and a Director of Merrill Lynch Capital Partners Inc.
   ("MLCP") since 1987; Vice Chairman of MLCP since 1999. Mr.
   Burke is also a Director of Ann Taylor Stores Corp., Burns
   International Services Corp., Education Management Corp. and
   United Artists Theater Circuit, Inc.

FREDERICK J. C. BUTLER, 58, Chairman of Butler, Chapman & Co.         2000
   LLC, an investment banking firm. Mr. Butler is also a director of Merrill Lynch Life Insurance Corporation of New
   York.

DUNCAN A. CHAPMAN, 47, President of Butler, Chapman & Co. LLC,        2000
   an investment banking firm. Mr. Chapman is also a director of Trident Rowan Group, Inc.

JAMES DONALD, 46, Chairman, President and Chief Executive             1996
   Officer of the Company (since October 1996); Senior Vice
   President and General Manager, Safeway, Inc., Eastern
   Division prior thereto.

STEPHEN M. McLEAN, 42, Managing Director of Arena Capital             1987
   Partners, LLC, a private investment firm since March 1999;
   Partner and a Director of SPI prior thereto. Mr. McLean is also a Director of CMI Industries, Inc.

JAMES B. UPCHURCH, 41, President and Chief Operating Officer of       1995
   USB Libra, a division of U.S. Bancorp Investments, Inc., an
   NASD registered broker-dealer investment broker since January
   1999; President and Chief Operating Officer of Libra
   Investments, Inc., an NASD licensed broker/dealer prior thereto. Mr. Upchurch is also a Director of Frontier Airlines, Inc.

STEVEN L. VOLLA, 53, Chairman of Primary Health Systems, Inc., a      1995
   hospital management company, Co-Chairman, Interactive Health
   Computing, Inc.

      Pursuant to the 1991 Stockholders Agreement, the ML Investors are entitled to designate seven directors, the Management Investors are entitled to designate up to three directors and The Equitable Investors are entitled to designate one director to both the Company's and SMG-II's Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of the Company's Board of Directors at all times. By having the ability to designate a majority of the Company's and SMG-II's Board of Directors, the ML Investors have the ability to control the Company. Currently, five of the persons serving as directors were designated by the ML Investors (Messrs. Butler, Boyle, Burke, Chapman and McLean), one was designated by the Management Investors (Mr. Donald) and none was designated by the Equitable Investors. Messrs. Volla and Upchurch were elected by the holders of the Preferred Stock. The ML Investors are controlled by ML & Co. No family relationship exists between any director and any other director or executive officer of the Company.

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

                                                                         Officer
                                                                         of the
                                                                         Company
   Name            Age           Positions and Office                     Since
   ----            ---           --------------------                    -------
JAMES DONALD       46       Chairman, President and Chief Executive        1996
                            Officer since October 1996.(1)

ROBERT JOYCE       54       Executive Vice President--Administration       1996
                            since January 2000; Senior Vice
                            President--Administration (from October 1996 to January 2000); Executive Vice
                            President--Operations prior thereto. Mr.
                            Joyce joined the Company in 1963.

JOHN SHEEHAN       42       Executive Vice President--Operations (since    1996
                            January 1998); Senior Vice
                            President--Operations (October 1996 to
                            December 1997); Director of Operations,
                            Albertsons, Inc., prior thereto.(2)

FRANK VITRANO      44       Executive Vice President, Chief Financial      1995
                            Officer and Treasurer since January 2000;
                            Senior Vice President, Chief Financial
                            Officer and Treasurer from September 1998 to
                            January 2000; Vice President and Treasurer from December 1996 to September 1998;
                            Treasurer prior thereto. Mr. Vitrano joined the Company in 1972.

JOSEPH ADELHARDT   53       Senior Vice President and Controller since     1987
                            January 1996; Vice President and Controller prior thereto. Mr. Adelhardt joined the Company in 1976.

HARVEY GUTMAN      54       Senior Vice President--Retail Development.     1990
                            Mr. Gutman joined the Company in 1976.

MARC STRASSLER     51       Senior Vice President, Secretary and General   1987
                            Counsel since May 1998; Vice President,
                            Secretary and General Counsel prior thereto.
                            Mr. Strassler joined the Company in 1974.

MYRON WAXBERG      66       Vice President and General Counsel--Real       1991
                            Estate. Mr. Waxberg joined the Company in
                            1976.

----------
(1)   Member of the Company's Board of Directors.
(2) Mr. Sheehan resigned from the employ of the Company effective April 18, 2000.

ITEM 11. Executive Compensation.


                                                    Summary Compensation Table

                                                                          Long Term Compensation
                                      Annual Compensation                         Awards
                         ---------------------------------------------  --------------------------
                                                             Other      Restricted     Securities        All
                                                             Annual        Stock       Underlying       Other
   Name and Principal              Salary       Bonus     Compensation    Awards      Options/SARs   Compensation
        Position         Year        ($)        ($)(1)       ($)(2)       ($)(3)          (#)           ($)(4)
                         ----      -------      -------   ------------    -------     ------------   ------------
James Donald ........    1999      600,000      750,000    1,125,000           --          --            8,422
  Chairman, President
  and Chief              1998      600,000      750,000    1,125,000           --          --            8,480
  Executive Officer      1997      600,000      425,000    1,179,390           --          --            3,632

Robert Joyce ........    1999      231,749      173,811        2,195           --          --            5,600
  Executive Vice
  President -            1998      231,749      127,461        2,195      250,000          --            5,600
  Administration         1997      230,062       63,267        2,195           --          --            5,600

Eileen Scott ........    1999      231,075      173,306           --           --          --            5,600
  Executive Vice
  President-             1998      220,000      182,600           --      500,000          --            5,600
  Merchandising &
  Distribution           1997      153,846       80,707           --           --          --            5,405

John Sheehan ........    1999      231,075      173,306           --           --          --               --
  Executive Vice
  President -            1998      220,000      182,600           --      500,000          --               --
  Operations             1997      186,312       52,537       80,793           --          --               --

Frank Vitrano .......    1999      209,272      174,825           --           --          --            5,600
  Executive Vice
  President and          1998      161,284      110,000           --      300,000          --            5,600
  Chief Financial
  Officer                1997      122,700       61,350           --           --          --            4,609

----------
(1) The amounts with respect to Fiscal 1999 in this column represent bonuses awarded pursuant to the Company's executive incentive plan.

(2) Represents in Fiscal 1999 (i) with respect to Mr. Donald, forgiveness of loan payments due to the Company of $1,125,000; and (ii) with respect to Mr. Joyce, payments as reimbursement for interest paid to Holdings for a loan, of less than $60,000, from Holdings in connection with the purchase of SMG-II Class A Common Stock and includes an amount sufficient to pay any income taxes resulting therefrom after taking into account the value of any deductions available as a result of the payment of such interest and taxes.

(3) Other than with respect to Mr. Donald, the grants of restricted stock reflected in the Summary Compensation Table were made pursuant to the SMG-II Holdings Corporation 1997 Restricted Stock Plan (the "RS Plan"). Each award consisted of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock (collectively, the "Restricted Shares"). Under the terms of the RS Plan, each restricted stock award will become nonforfeitable upon the earlier of (i) the seventh anniversary of the date of grant and (ii) thirty days prior to a Realization Event (as defined in RS Plan). Generally, a Realization Event would occur upon a sale or merger transaction involving SMG-II and/or it subsidiaries and a nonaffiliated entity, or a public offering of SMG-II Class A Common Stock as a result of which the aggregate price for all shares sold in the public offering exceeds $50 million dollars. Since the shares of SMG-II are privately owned and not traded on the public market, amounts shown in the Summary Compensation Table are based on the Company's determination of the fair market value of the Restricted Shares at the time of the grant. In determining the fair market value of the Restricted Shares at the time of the award, SMG-II considered various factors such as SMG-II and its subsidiaries' performance, financial condition and forecasts and projections prepared by management with respect to the Company for the fiscal years 1998 through 2001 as well as the opinion of an independent advisory firm. Based on the foregoing, SMG-II determined that the fair market value of its Class A Common Stock and Series C Preferred Stock on the date of grant was $0 and $200 per share, respectively. With respect to the value at the end of Fiscal 1999, SMG-II determined that, based on various factors such as SMG-II and its subsidiaries performance, financial condition and forecasts and projections prepared by management with respect to the fiscal years 2000 through 2004, the fair market value of the Restricted Shares at January 29, 2000 is zero dollars. The value and number of restricted stock holdings at January 29, 2000 for each of the named executives are as follows: Mr. Donald - $0 (19,851 shares of SMG-II Class A Common Stock and 8,520 shares of SMG-II Series C Preferred Stock); Mr. Vitrano - $0 (4,500 shares of SMG-II Class A Common Stock and 1,500 shares of SMG-II Series C Preferred Stock); Mr. Joyce - $0 (3,750 shares of

      SMG-II Class A Common Stock and 1,250 shares of SMG-II Series C Preferred Stock); Ms. Scott - $0 (7,500 shares of SMG-II Class A Common Stock and 2,500 shares of SMG-II Series C Preferred Stock); and Mr. Sheehan - $0 (7,500 shares of SMG-II Class A Common Stock at 2,500 shares of SMG-II Series C Preferred Stock). For a discussion of Mr. Donald's award of Restricted Shares, see "Employment Agreements" below.

(4) Represents in Fiscal 1999 (i) with respect to Mr. Donald, payments of $3,622 for a term life insurance premium on Mr. Donald's life and $4,800 representing the Company's matching contribution to the SGC Savings Plan and (ii) with respect to the other named executive officers, the Company's matching contribution under the SGC Savings Plan.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values(1)

                                                                    Number of
                                                                   Securities
                                                                   Underlying
                                                                   Unexercised
                                                                 Options/SARs at
                                                                   FY-End (#)
                                                                  Exercisable/
      Name                                                        Unexercisable
      ----                                                       ---------------
James Donald..................................................      0/100,000
Robert Joyce..................................................        2,360/0
Eileen Scott..................................................          150/0
John Sheehan..................................................            0/0
Frank Vitrano.................................................          160/0

----------
(1) Except with respect to Mr. Donald, options shown were granted pursuant to the SMG-II 1987 Management Investors Stock Option Plan (the "Plan"), relate to shares of Class A Common Stock of SMG-II and have an exercise price of $100 per share. No options were either granted to or exercised by any of the above named executives in Fiscal 1999.

                                    Pension Plan Table(1)
                                       Years of Service
                ---------------------------------------------------------------
Final Average
Pay                10           15            20            25       30 or more
-------------      --           --            --            --       ----------
  300,000        40,000        60,000        80,000       100,000      120,000
  350,000        46,667        70,000        93,333       116,667      140,000
  400,000        53,333        80,000       106,667       133,333      160,000
  450,000        60,000        90,000       120,000       150,000      180,000
  500,000        66,667       100,000       133,333       166,667      200,000
  550,000        73,333       110,000       146,667       183,333      220,000
  600,000        80,000       120,000       160,000       200,000      240,000
  650,000        86,667       130,000       173,333       216,667      260,000
  700,000        93,333       140,000       186,667       233,333      280,000
  750,000       100,000       150,000       200,000       250,000      300,000
  800,000       106,667       160,000       213,334       266,668      320,000
  850,000       113,333       170,000       226,666       283,333      340,000
  900,000       120,000       180,000       240,000       300,000      360,000
  950,000       126,667       190,000       253,334       316,668      380,000
1,000,000       133,334       200,000       266,668       333,335      400,000
1,100,000       146,666       220,000       293,332       366,665      440,000
1,200,000       160,000       240,000       320,000       400,000      480,000
1,300,000       173,334       260,000       346,668       433,335      520,000
1,400,000       186,666       280,000       373,332       466,665      560,000
1,500,000       200,000       300,000       400,000       500,000      600,000
1,600,000       213,332       320,000       426,664       533,330      640,000
1,700,000       226,666       340,000       453,332       566,669      680,000

----------
(1) The table above illustrates the aggregate annual pension benefits payable under the SGC Pension Plan and Excess Benefit Plan (collectively, the "Pension Plans"). The retirement benefit for individuals with 30 years of credited service is 40% of the individual's average compensation during his or her highest five compensation years in the last ten years before retirement, less one-half of the social security benefit received. The retirement benefit is reduced by 3.33% for every year of credited service less than 30. Covered compensation under the Pension Plans includes all cash compensation subject to withholding plus amounts deferred under the Savings Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and as to individuals identified in the Summary Compensation Table, would be the amount set forth in that table under the headings "Salary" and "Bonus". The table shows the estimated annual benefits an individual would be entitled to receive if normal retirement at age 65 occurred in January 2000 after the indicated number of years of covered employment and if the average of the participant's covered compensation for the five years out of the last ten years of such employment yielding the highest such average equaled the amounts indicated. The estimated annual benefits are based on the assumption that the individual will receive retirement benefits in the form of a single life annuity (married participants may elect a joint survivorship option) and are before applicable deductions for social security benefits in effect as of January 2000. As of December 31, 1999, the following individuals had the number of years of credited service indicated after their names: Mr. Donald, 3.2, Mr. Vitrano, 22.2; Mr. Joyce, 29.7, Mr. Sheehan, 3.2; and Ms. Scott, 24.8. As described below in "Compensation Plans and Arrangements--Supplemental Retirement Agreements", each of the named executive officers is a party to a Supplemental Retirement Agreement with Pathmark.

Compensation Plans and Arrangements

      Supplemental Retirement Agreements. The Company has entered into supplemental retirement agreements with Messrs. Vitrano, Sheehan, and Joyce and Ms. Scott and Mr. Donald, which provide that said executive officers will be paid upon termination of employment after attainment of age 60 a supplemental pension benefit in such an amount as to assure him or her an annual amount of pension benefits payable under the supplemental retirement agreement, the Company's qualified pension plans and certain other plans of the Company, including Savings Plan balances as of March 31, 1983, (A) with respect to Ms. Scott, and Messrs. Joyce, Sheehan and Vitrano, equal to (i) 30% (20% with respect to Mr. Sheehan) of his or her final average Compensation based on ten years of service with the Company and increasing 1% (2% for Mr. Sheehan) per year for each year of service thereafter, to a maximum of 40%, of his or her final average Compensation based on 20 years of service, or (ii) $250,000 ($150,000 with respect to Mr. Joyce), whichever is less and (B) with respect to Mr. Donald, equal to (i) 30% of his final average compensation based on ten years of service with the Company and increasing 2% per year for each year of service thereafter, to a maximum of 50% of his final average compensation based on 20 years of service, or (ii) $600,000, whichever is less. "Compensation" includes base salary and bonus payments, but excludes Company matching contributions under the Savings Plan. If the executive leaves the Company prior to completing 20 years of service (other than for disability), the supplemental benefit would be reduced proportionately. Should the executive die, the surviving spouse then receiving or, if he or she was not then receiving a supplemental pension benefit, the spouse would be entitled to a benefit equal to two-thirds of the benefit to which the executive would have been entitled, provided the executive has attained at least ten years of service with the Company. With respect to Messrs. Donald and Sheehan, seven years have been added to each of their respective actual years of service with the Company.

Employment Agreements:

      Employment Agreement Among Pathmark, SMG-II and James L. Donald. On October 8, 1996 (the "Effective Date"), the Company and SMG-II entered into an employment agreement with Mr. James L. Donald (the "Donald Agreement") pursuant to which Mr. Donald was elected Chairman, President and Chief Executive Officer for a term of five years. The Donald Agreement provides Mr. Donald with an initial annual base salary of $600,000 and provides that he shall participate in the Pathmark Executive Incentive Plan, under which Mr. Donald may earn an annual bonus of up to 125% of his annual salary based on performance targets that are set by the Board. Under the Donald Agreement, Mr. Donald is guaranteed an annual bonus for each of the third and fourth full fiscal years of the term of at least 25% of his base salary. The Donald Agreement provides Mr. Donald with the right to defer up to 50% of his annual bonus and salary, which shall be held in a grantor trust established by the Company. During the term of the Donald Agreement, in addition to the base salary, bonus eligibility and other customary annual benefits and perquisites that the Company generally provides to its executive officers, the Company will provide Mr. Donald with a company car and term life insurance in the amount of $4.5 million during the first year and $3.2 million thereafter. The Company also reimbursed Mr. Donald for the legal expenses incurred by him in the negotiation of the Donald Agreement. Mr. Donald also received a one-time signing bonus of $1 million, which is being amortized over the term of the Donald Agreement.

      Furthermore, Mr. Donald received an equity package (the "Equity Strip"), consisting of 8,520 restricted shares of SMG-II Series C Preferred Stock with a stated value of $200 per share and 19,851 restricted shares of SMG-II Class A Common Stock, the terms of which are set forth in the stock award agreement (the "Stock Award Agreement"). The Equity Strip, which as of the Effective Date was valued by the Company at $3.4 million based upon an independent appraisal, will vest in its entirety upon the occurrence of an Employment-Related Event, as defined in the Stock Award Agreement, and will be forfeited in its entirety upon the occurrence of a Termination Event, as defined in the Donald Agreement. The valuation of $3.4 million is being amortized by the Company over the term of the Donald Agreement. The SMG-II Series C Preferred Stock ranks pari passu with the SMG-II Series A and Series B Preferred Stock and will accrue dividends at a rate of 10% per annum. The SMG-II Preferred Stock will be convertible into Common Stock on a one-for-one basis.

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

      Except for purposes of tag-along rights under Article V of the 1991 Stockholders Agreement and the piggyback rights under Article VI of the 1991 Stockholders Agreement, the Option shall not be exercisable (even though the Option or a portion thereof is vested) unless and until it becomes exercisable in accordance with the following provisions:

      (i) The Exercisable Percentage (as defined below) of each component of the Option will become exercisable if the ML Investors (as defined in the Stockholders Agreement) have a Realization Event (as defined below) in respect of the Common Stock at a per share price in excess of the amounts (the "Target Prices") set forth below :

                                     Target Price        Target Price
                                         per                 per
                                     Share/Option        Share/Option
             Period of Time           Component A         Component B
             --------------------------------------------------------
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

      "Common Stock" means SMG-II Class A Common Stock, par value $0.01 per share.

      "Exercisable Percentage" means (i) in connection with a Third Party Sale, the percentage of the shares of Common Stock subject to the Option that Mr. Donald is entitled to sell pursuant to the exercise of his "tag-along" rights under the 1991 Stockholders Agreement and (ii) in connection with a Public Offering, the percentage of the shares of Common Stock then beneficially owned by the ML Investors (as defined in the 1991 Stockholders Agreement) which are sold in the Public Offering.

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

      "Realization Event" means the receipt by the ML Investors (as defined in the 1991 Stockholders Agreement) of cash or property from an unrelated third party as consideration for the sale of shares of Common Stock then beneficially owned by the ML Investors. For purposes of the Donald Agreement, any property other than cash received by the ML Investors in the Realization Event shall have the value ascribed to such property by the parties to such sale.

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

      "Third Party Sale" means a sale of Common Stock subject to Section 5.6 of the 1991 Stockholders Agreement.

Other Executive Employment Agreements

      As of February 1, 1999, Pathmark entered into employment agreements with each of Ms. Scott and Messrs. Sheehan, Vitrano and Joyce. Each agreement has a two-year term which renews automatically for an additional one-year term unless proper notice is provided by either party to the other of such party's desire to terminate the agreement. Each agreement provides for a certain minimum level of compensation ($233,100 per annum base salary for Ms. Scott, Mr. Sheehan and Mr. Vitrano, and $231,749 per annum base salary for Mr. Joyce), and benefits.

      Each of the employment agreements also provide that each executive shall be entitled an annual bonus of up to 75% of his or her annual base salary and shall be provided the opportunity to participate in pension and welfare plans, programs and arrangements that are generally made available to executives of Pathmark or as may be deemed appropriate by the Compensation Committee of the Board of Directors of SMG-II.

      In the event any of the four above named executives' employment is terminated by Pathmark without Cause (as defined in the employment agreements), or by the executive for Good Reason (as defined in the employment agreements), that executive is entitled to receive his or her base salary and continued coverage under health and insurance plans for a period of two years from the date of such termination or resignation.

      The employment agreements contain agreements by the executives not to compete with Pathmark as long as they are receiving payments under the employment agreement.

Retention Agreements

      The Company has entered into agreements with certain of its key executives, including each of the named executives officers, providing for the payment under specified conditions of a retention bonus and a sale bonus.

      Mr. Donald's Agreement. Mr. Donald's Agreement, provides that under the circumstances described below, Mr. Donald shall receive a Retention Bonus and a Sale Bonus. The Retention Bonus is intended to encourage Mr. Donald to remain employed by Pathmark until at least July 31, 2000. If he is so employed on that date, Pathmark will pay Mr. Donald a Retention Bonus equal to $4.0 million in a lump sum cash amount as soon as practicable after July 31, 2000, but in no event more than thirty days thereafter. In addition to the Retention Bonus, under certain circumstances, Mr. Donald will become entitled to receive the Sale Bonus. Mr. Donald will become entitled to receive the Sale Bonus in the event that an event could result in a Change in Control (defined as a "Triggering Event" in the Agreement) occurs during the term of the Agreement, and (ii) a Change in Control contemplated by such Triggering Event occurs thereafter. The amount of the Sale Bonus shall be equal to 0.0043 multiplied by an amount equal to the sum of the aggregate fair market value of any securities issued and any other non-cash consideration delivered, and any cash consideration paid to SMG-II, Holdings, PTK and the Company, and any successors thereto (the "Company Group") or their security holders in connection with a Change in Control, plus the amount of all indebtedness of the Company Group which is assumed or acquired by any Purchaser in connection with a Change in Control or retired or defeased in connection with such Change in Control (which amount is defined as the "Aggregate Consideration").

      Joyce, Scott, Vitrano, Sheehan Agreements. Mr. Joyce, Ms. Scott, Mr. Vitrano and Mr. Sheehan (the "Class 1 Executives") all have essentially the same terms in their Agreements. Like Mr. Donald, the Class 1 Executives' Agreements provide that under the circumstances described below, each Class 1 Executive will receive a Retention Bonus and a Sale Bonus. The Retention Bonus is intended to encourage the Class 1 Executives to remain employed by Pathmark until at least July 31, 2000. Each Class 1 Executive who is so employed on that date will receive a Retention Bonus equal to the annual rate of his or her base salary, as in effect on such date, in a lump sum cash amount as soon as practicable after July 31, 2000, but in no event more than thirty days thereafter. In addition to the Retention Bonus, under certain circumstances, the Class 1 Executives will become entitled to receive the Sale Bonus. The Class 1 Executives will become entitled to receive the Sale Bonus in the event that a Triggering Event occurs during the term of the Agreement, and (ii) a Change in Control contemplated by such Triggering Event occurs thereafter. The amount of the Sale Bonus will be equal to a specified number (.002 for Mr. Vitrano, .001 for Mr. Sheehan and Ms. Scott, and .00075 for Mr. Joyce) multiplied by an amount equal to the Aggregate Consideration.

Compensation Committee Interlocks and Insider Participation

      Messrs. Burke, Boyle and McLean comprise the compensation committee of the Board of Directors of SMG-II and are responsible for decisions concerning compensation of the executive officers of the Company. Mr. Burke is a Vice Chairman of MLCP and he, as well as Mr. McLean have been retained by MLCP as consultants. MLCP is an indirect wholly-owned subsidiary of ML&Co. See Item 12 "Security Ownership of Certain Beneficial Ownership and Management."

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

      As of April 15, 2000, all shares of the Company's common stock is held by SMG-II. All shares of SMG-II Capital Stock are subject to the terms and provisions of the 1991 Stockholders Agreement. As of April 15, 2000, Management has no knowledge of any person who owns beneficially more than 5% of the outstanding shares of Preferred Stock. As of April 15, 2000, the number of shares of SMG-II (i) Class A Common Stock, (ii) Class B Common Stock, (iii) Series A Preferred Stock, (iv) Series B Preferred Stock and (v) Series C Preferred Stock, beneficially owned by the persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of any class as "beneficial ownership" has been defined under Rule 13d-3, as amended, under the Securities Exchange Act of 1934, are set forth in the following table:


                                                                         Number           % of
                              Name                                     of Shares         Class
                              ----                                     ---------         -----
SMG-II Class A Common Stock
   Merrill Lynch Capital Appreciation Partnership No. IX, L.P.(2) ..    488,704.8        65.3
   ML Offshore LBO Partnership No. IX(2) ...........................     12,424.7         1.7
    Barfield House
    St. Julians Avenue
    St. Peter Port
    Guernsey
    Channel Islands
   ML Employees LBO Partnership No. I, L.P.(2) .....................     12,148.6         1.6
   ML IBK Positions, Inc.(3) .......................................     21,258.9         2.8
   Merchant Banking L.P. No. 1(3) ..................................      8,119           1.1
   Merrill Lynch KECALP L.P. 1987(3) ...............................      7,344           1.0
   Chemical Investments, Inc.(4) ...................................     30,000           4.0
    270 Park Avenue
    New York, NY 10017
   James L. Donald .................................................     19,851(1)        2.6
    200 Milik Street
    Carteret, NJ 07008
   Management Investors (excluding Mr. Donald) and other employees
    (including former employees of Pathmark) .......................    148,625(1)       19.9
    200 Milik Street
    Carteret, NJ 07008
SMG-II Class B Common Stock
   The Equitable Life Assurance Society of the United States(5) ....    150,000          46.9
    c/o Albion Alliance LLC
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
   Equitable Deal Flow Fund, L.P.(5) ...............................    150,000          46.9
    c/o Albion Alliance LLC
    1345 Avenue of the Americas, 39th Floor
    New York, NY 10005
   Chemical Investments, Inc.(4) ...................................     20,000           6.2
SMG-II Series A Preferred Stock(6)
   Merrill Lynch Capital Appreciation Partnership No. B-X, L.P.(2)..    133,043          56.2
   ML Offshore LBO Partnership No. B-X(2) ..........................     40,950          17.3
   MLCP Associates, L.P. No. II(2) .................................      1,740            .7
   ML IBK Positions, Inc.(3) .......................................     46,344.5        19.6
   Merchant Banking L.P. No. IV(3) .................................      3,779           1.6
   Merrill Lynch KECALP L.P. 1989(3) ...............................      7,000           3.0
   Merrill Lynch KECALP L.P. 1991(3) ...............................    3,874.5           1.6
SMG-II Series B Preferred Stock(6)
   Chemical Investments, Inc.(4) ...................................     12,500           7.0
   The Equitable Life Assurance Society of the United States(5) ....     84,134          46.5
   Equitable Deal Flow Fund, L.P.(5) ...............................     84,135          46.5
SMG-II Series C Preferred Stock(6)
   James Donald ....................................................      8,520          25.4
   Management Investors (excluding Mr. Donald) .....................     25,000          74.6

----------
(1) Excludes "out of the money" options (a) granted to Mr. Donald for 100,000 shares of SMG-II Class A Common Stock and (b) options granted under the Plan for 45,659 shares of SMG-II Class A Common Stock held by Management Investors, other than Mr. Donald.

(2) MLCP and its affiliates are the direct or indirect managing partners of ML Offshore LBO Partnership No. IX, Merrill Lynch Capital Appreciation Partnership No. IX, L.P., ML Employees LBO Partnership No. 1, L.P., Merrill Lynch Capital Appreciation Partnership No. B-x, L.P., ML Offshore LBO Partnership No. B-X and MLCP Associates, L.P. No. II. Such entities and those disclosed in footnote (3) below, are referred to herein as the ML Investors. The address of such entities is c/o Merrill Lynch Capital Partners, Inc., in care of

      Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153. MLCP is an indirect wholly owned subsidiary of ML&Co. Messrs. Burke, Butler, Chapman and McLean are consultants to MLCP.

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

      No officer or director claims beneficial ownership of any share of Preferred Stock, of the Company's Common Stock or of SMG-II stock other than SMG-II Class A Common Stock and SMG-II Series C Preferred Stock. As of April 15, 2000, the number of shares of SMG-II Class A Common Stock and SMG-II Series C Preferred Stock beneficially owned by each director, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group is as follows:

                                       SMG-II
                                      Class A
                                       Common                   SMG-II
                                        Stock                  Series C
                                      Number of                Preferred
        Name                           Shares     % of Class     Stock     % of Class
        ----                          ---------   ----------   ---------   ----------
James J. Burke, Jr.(1) ..........           --         --          --          --
John W. Boyle(2) ................           --         --          --          --
Frederick J. C. Butler ..........           --         --          --          --
Duncan Chapman ..................           --         --          --          --
James Donald ....................       19,851        2.6       8,520        25.4
Robert Joyce(2) .................        4,450          *       1,250         3.7
Stephen M. McLean ...............           --         --          --          --
Eileen Scott(2) .................        7,500          *       2,500         7.5
John Sheehan ....................        7,500          *       2,500         7.5
Frank Vitrano(2) ................        4,500          *       1,500         4.5
Directors and executive
officers as a group(1)(2) .......       41,450        5.5      21,020        62.7

----------
*    Less than 1%
(1) Does not include 550,000 shares of SMG-II Class A Common Stock or 236,731.5 shares of SMG-II Series A Preferred Stock owned beneficially by a group of which MLCP is a part. Mr. Burke, a Vice Chairman of MLCP, disclaims beneficial ownership in all such shares.

(2) Excludes presently exercisable "out of the money" options granted under the Plan to purchase shares of SMG-II Class A Common Stock, as follows:
      Mr. Vitrano, 160; Mr. Joyce, 2,300; Ms. Scott, 150; and Mr. Boyle, 3,000 and all directors and executive officers as a group, 12,250.

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

      The 1991 Stockholders Agreement also contains an agreement of the stockholders of SMG-II with respect to the composition of SMG-II's and the Company's Board of Directors. Under this agreement, the ML Investors will be entitled to designate up to seven directors, the Management Investors will be entitled to designate up to three directors and the Equitable Investors will be entitled to designate one director to both of SMG-II's and the Company's Board of Directors. Such agreement furthermore entitles the ML Investors to designate a majority of the Company's Board of Directors at all times. By having the ability to designate a majority of the Company's Board of Directors, the ML Investors have the ability to control the Company. The ML Investors are controlled by ML&Co.

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

      In October 1996, pursuant to the Donald Agreement, James L. Donald, Chairman, President and Chief Executive Officer, was provided by Pathmark with a four-year loan of $4.5 million. The foregoing indebtedness to Pathmark is evidenced by 16 full recourse promissory notes for $281,250 each bearing interest at the short-term or intermediate-term federal rate in effect as of the date of each note (effective rate of 6%) and secured by the Equity Strip and the Option. Under the Donald Agreement, one promissory note will be forgiven at the end of each quarter of a year during which Mr. Donald remains employed by Pathmark. In the event that Mr. Donald resigns his employment without Good Reason or is terminated for Cause or in the event of his death, the outstanding portion of the loan will become immediately due and payable. As of April 15, 2000, Mr. Donald remained indebted to the Company in the amount of $562,500.

      During Fiscal 1998, Pathmark and SMG-II retained ML&Co. to act as its exclusive financial advisor in connection with any proposed business combination involving the Company Group. During Fiscal 2000, said agreement was amended to permit the Company Group to engage WP&Co. as its financial advisor. Pursuant to the terms of ML&Co.'s amended engagement, if, during the period ML&Co. is retained by Pathmark or within one year thereafter, but in no event following the consummation of a Restructuring (as defined) in which a Business Combination (as defined) is not involved or contemplated (such period, including the term of this engagement, the "Fee Period") (a) a Business Combination is consummated or
(b) the Company enters into an agreement which subsequently results in a Business Combination, Pathmark agrees to pay ML&Co. a fee equal to:

(i) 0.6% of the aggregate purchase price paid in such Business Combination, payable in cash upon the closing of such Business Combination, if such aggregate purchase price at least equals the indebtedness of Pathmark as of the date of approval of the Business Combination by the applicable Board of Directors of the Company Group or

(ii) if such aggregate purchase price is less than the indebtedness of Pathmark as of the date of approval of the Business Combination by the applicable Board of Directors of the Company Group, the fee due ML&Co. be in an amount equal to 0.65% of the sum of (i) the aggregate principal amount of Pathmark's funded indebtedness, (ii) the liquidation preference of the Preferred Stock, and (iii) the face value of other obligations, restructured in a Restructuring, plus an amount equal to the sum of (a) 0.1625% of the aggregate purchase price up to and including $500.0 million; (b) 0.125% of the aggregate purchase price in excess of $500.0 million and up to $1.0 billion, and (c) 0.0875% of such aggregate purchase price equal to or exceeding $1.0 billion or

(iii) in the event no Business Combination shall occur during the Fee Period, Pathmark shall pay ML&Co. a fee of $1 million.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   Documents filed as part of this Report.

            1.    Financial Statement Schedules: None required
            2.    Exhibits:

                  Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index on Pages 59 through 61 of this Report.

      (b) Reports on Form 8-K. On December 16, 1999, the Company filed a report on Form 8-K pursuant to Item 5 thereof with respect to the termination of the SMG-II Merger Agreement by Royal Ahold N.V.

      (c)   Exhibits required by Item 601 of Regulation S-K.

            See item 14(a) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2000            SUPERMARKETS GENERAL HOLDINGS CORPORATION


                                  By /s/ Frank Vitrano
                                    --------------------------------------------
                                         (Frank Vitrano)
                                         Executive Vice President and
                                         Chief Financial Officer


                                  By /s/ Joseph Adelhardt
                                    --------------------------------------------
                                         (Joseph Adelhardt)
                                         Senior Vice President and
                                         Controller, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                           Title                                               Date
     ---------                           -----                                               ----
/s/ JAMES DONALD              Director, Chairman, President and Chief                    April 28, 2000
--------------------------    Executive Officer
    (James Donald)            (Principal Executive Officer)


/s/ FRANK VITRANO             Executive Vice President and Chief Financial Officer       April 28, 2000
--------------------------    (Principal Financial Officer)
    (Frank Vitrano)


/s/ JOSEPH ADELHARDT          Senior Vice President and Controller                       April 28, 2000
--------------------------    (Principal Accounting Officer)
    (Joseph Adelhardt)


JOHN W. BOYLE                 Director*                                                  April 28, 2000
--------------------------
(John W. Boyle)


JAMES J. BURKE, JR.           Director*                                                  April 28, 2000
--------------------------
(James J. Burke, Jr.)


FREDERICK J. C. BUTLER.       Director*                                                  April 28, 2000
--------------------------
(Frederick J. C. Butler)


DUNCAN A. CHAPMAN             Director*                                                  April 28, 2000
--------------------------
(Duncan A. Chapman)


STEPHEN M. McLEAN             Director*                                                  April 28, 2000
--------------------------
(Stephen M. McLean)


JAMES B. UPCHURCH             Director*                                                  April 28, 2000
--------------------------
(James B. Upchurch)

STEVEN L. VOLLA               Director*                                                  April 28, 2000
--------------------------
(Steven L. Volla)


*By: /s/ MARC A. STRASSLER
    ----------------------
         Marc A. Strassler
         Attorney-in-Fact

                              EXHIBIT INDEX

   Exhibit                                                                 Page
     No.                           Exhibit                                 No.
   ------                          -------                                 ----
    2.1    --Agreement and Plan of Merger dated as of April 22, 1987
             by and among Old Supermarkets, SMG Acquisition Corporation and Holdings, as amended and restated (incorporated by
             reference from Exhibit 2 to the Registration Statement on
             Form S-1 of Holdings, File No. 33-16963).....................

    3.1    --Restated Certificate of Incorporation of the Registrant,
             as amended (incorporated by reference from Exhibit 3.4 to
             the Registration Statement on Form S-1 of Pathmark, File
             No. 33-59612, the "October 1993 Registration Statement").....

    3.2    --Certificate of Designation of the $3.52 Cumulative
             Exchangeable Redeemable Preferred Stock of Registrant (incorporated by reference to the October 1993 Registration
             Statement) ..................................................

    3.3    --By-Laws of the Registrant (incorporated by reference from
             Exhibit 3.3 to the October 1993 Registration Statement)......

    4.1A   --Indenture between Pathmark and United States Trust
             Company of New York, Trustee, relating to the Senior
             Subordinated Notes due 2003 of Pathmark (incorporated by reference from the Annual Report on Form 10-K of Pathmark for the year ended January 29, 1994 (the "1993 Form 10-K")...

    4.1B   --Senior Subordinated Note due 2003 of Pathmark (contained in the Indenture filed as Exhibit 4.1) (incorporated by
             reference from the 1993 Form 10-K)...........................

    4.2A   --Indenture between Pathmark and NationsBank of Georgia,
             National Association, Trustee, relating to the Junior Subordinated Deferred Coupon Notes due 2003 of Pathmark contained in the Indenture filed as Exhibit 4.2)
             (incorporated by reference from the 1993 Form 10-K) .........

    4.2B   --Indenture between Pathmark and Wilmington Trust Company,
             Trustee, relating to the 11 5/8% Subordinated Notes due 2002 of Pathmark (incorporated by reference from the 1993
             Form 10-K) ..................................................

    4.3 --Indenture between Pathmark and Wilmington Trust Company, Trustee, relating to the 12 5/8% Subordinated Debentures due 2002 of Pathmark (incorporated by reference from the 1993
             Form 10-K)...................................................

    4.4A   --Credit Agreement dated as of June 30, 1997 ("the Credit
             Agreement") among Pathmark, the Lenders listed therein, and Chase Manhattan Bank as Agent (incorporated by reference from Pathmark's Form 10-Q for the period ended August 2,
             1997) .......................................................

    4.4B   --Amendment No. 1 to the Credit Agreement dated as of
             November 27, 1998 (incorporated by reference from the
             Annual Report on Form 10-K of Pathmark for the year ended
             January 30, 1999 (the "1998 Form 10-K")......................

    4.4C   --Amendment No. 2 to the Credit Agreement dated as of March
             16, 1999 (incorporated by reference from the Annual Report on Form 10-K of Pathmark for the year ended January 29,
             2000 (the "1999 Form 10-K")..................................

    4.4D   --Waiver Agreement to the Credit Agreement dated as of
             April 18, 2000 (incorporated by reference from the 1999
             Form 10-K) ..................................................

    10.1   --First Amended and Restated Supply Agreement among
             Pathmark, Plainbridge and C&S (incorporated by reference
             from the Annual Report on Form 10-K of Pathmark for the
             year ended January 31, 1998).................................

    10.2   --Tax Sharing Agreement between Pathmark and SMG-II
             (incorporated by reference from the 1993 Form 10-K)..........

   Exhibit                                                                 Page
     No.                           Exhibit                                 No.
   ------                          -------                                 ----
    10.3   --Tax Indemnity Agreement between Pathmark and Plainbridge
             (incorporated by reference from the 1993 Form 10-K)..........

    10.4   --Supermarkets General Corporation Pension Plan (as Amended
             and Restated effective January 1, 1979) as amended through May 29, 1987 (incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1 of Holdings, File
             No. 33-16963) ...............................................

    10.5   --Supermarkets General Corporation Savings Plan (as Amended
             and Registration Statement on Form S-1 of Holdings, File
             No. 33-16963)................................................

    10.6   --Supermarkets General Corporation Management Incentive
             Plan effective June 17, 1971 (incorporated by reference
             from Exhibit 10.23 to the Registration Statement on Form
             S-1 of Holdings, File No. 33-16963)..........................

    10.7A  --Supplemental Retirement Agreement dated March 1, 2000 between Pathmark and James Donald (incorporated by
             reference from the 1999 Form 10-K)...........................

    10.7B  --Supplemental Retirement Agreement dated June 1, 1994 between Pathmark and Robert Joyce (incorporated by
             reference from the Annual Report on Form 10-K of Pathmark
             for the year ended January 28, 1995).........................

    10.7C  --Supplemental Retirement Agreement dated March 1, 2000           *
             between Pathmark and Eileen Scott (incorporated by
             reference from the 1999 Form 10-K)...........................

    10.7D  --Supplemental Retirement Agreement dated March 1, 2000           *
             between Pathmark and John Sheehan (incorporated by
             reference from the 1999 Form 10-K)...........................

    10.7E  --Supplemental Retirement Agreement dated March 1, 2000           *
             between Pathmark and Frank Vitrano (incorporated by
             reference from the 1999 Form 10-K)...........................

    10.8 --Excess Benefit Plan of Supermarkets General Corporation, effective as of March 9, 1987 (incorporated by reference from Exhibit 10.12 to the October 1993 Registration
             Statement).

    10.9 --Recourse Secured Promissory Note, dated October 5, 1987, given to Holdings from each Management Investor listed therein (incorporated by reference from Exhibit 10.43 to Post-Effective Amendment No. 1 to the Registration
             Statement on Form S-1 of Holdings, File No. 33-16963)........

    10.10  --Intentionally left blank.

    10.11 --Stock Pledge Agreement dated October 5, 1987, between Holdings and each Management Investor listed therein
             (incorporated by reference from Exhibit 10.44 to
             Post-Effective Amendment No. 1 to the Registration
             Statement on Form S-1 of Holdings, File No. 33-16963)........

    10.12  --SMG-II Holdings Corporation Management Investors Stock
             Option Plan, as amended and restated May 17, 1991 (the "Option Plan") (incorporated by reference from Exhibit
             10.15 to the October 1993 Registration Statement)............

    10.13  --Form of Stock Option Agreement under the Option Plan
             (incorporated by reference from Exhibit 10.16 to the
             October 1993 Registration Statement).........................

    10.14  --SMG-II Holdings Corporation Employees 1987 Stock Option
             Plan, as amended and restated May 17, 1991 (incorporated by reference from Exhibit 10.17 to the October 1993
             Registration Statement)......................................

    10.15  --Management Investors Exchange Agreement dated as of
             February 4, 1991 among SMG-II Holdings Corporation,
             Holdings and each of the Management Investors party thereto (incorporated by reference from Exhibit 10.53 to the
             Registration Statement on Form S-1 of Holdings, No.
             33-16963)....................................................

   Exhibit                                                                 Page
     No.                           Exhibit                                 No.
   ------                          -------                                 ----

    10.16A --SMG-II Holdings Corporation 1997 Restricted Stock Plan
             (incorporated by reference from the 1998 Form 10-K)..........

    10.16B --Form of Restricted Stock Agreement under the Restricted
             Stock Plan (incorporated by reference from the 1998
             Form 10-K)...................................................

    10.17 --Employment Agreement dated as of October 8, 1996 among Pathmark, SMG-II and James Donald (incorporated by reference from Pathmark's Annual Report on Form 10-K for
             the year ended February 1, 1997).............................

    10.18  --Sale and Retention Bonus Agreement between Pathmark and
             James Donald dated February 1, 2000 (incorporated by
             reference from the 1999 Form 10-K)...........................

    10.19  --Employment Agreement between Pathmark and Eileen Scott dated February 1, 1999 (filed as an Exhibit to the Holdings
             14D-9, and incorporated herein by reference).................

    10.20  --Employment Agreement between Pathmark and John Sheehan dated February 1, 1999 (filed as an Exhibit to the Holdings
             14D-9, and incorporated herein by reference).................

    10.21  --Employment Agreement between Pathmark and Frank Vitrano dated February 1, 1999 (filed as an Exhibit to the Holdings
             14D-9, and incorporated herein by reference).................

    10.22  --Employment Agreement between Pathmark and Robert Joyce dated February 1, 1999 (filed as an Exhibit to the Holdings
             14D-9, and incorporated herein by reference).................

    10.23 --Sale and Retention Bonus Agreement between Pathmark and Eileen Scott dated February 1, 2000 (incorporated by reference from the 1999 Form 10-K)...........................

    10.24  --Sale and Retention Bonus Agreement between Pathmark and
             John Sheehan dated February 1, 2000 (incorporated by
             reference from the 1999 Form 10-K)...........................

    10.25  --Sale and Retention Bonus Agreement between Pathmark and
             Frank Vitrano dated February 1, 2000 (incorporated by
             reference from the 1999 Form 10-K)...........................

    10.26 --Sale and Retention Bonus Agreement between Pathmark and Robert Joyce dated February 1, 2000 (incorporated by reference from the 1999 Form 10-K)...........................

    12.1   --Statements Regarding Computation of Ratio of Earnings to
             Fixed Charges................................................   *

    22.1   --List of Subsidiaries of the Registrant.......................   *

    27     --Financial Data Schedule......................................   *

---------
*  Filed herewith.