Form 10-Q
period 2000-07-29
SUPERMARKETS GENERAL HOLDINGS CORP
filed 2000-09-12
CIK 821139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

         FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
             JULY 29, 2000                            0-16404

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                   (DEBTOR-IN-POSSESSION AS OF JULY 12, 2000)
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3408704
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

            200 MILIK STREET                             07008
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

   As of September 1, 2000, there were outstanding 650,675 shares of $0.01 par value Class A Common Stock (voting) and 320,000 shares of $0.01 par value Class B Common Stock (non-voting), all of which are privately owned and not traded on a public market.

================================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)


                                                 13 WEEKS ENDED                    26 WEEKS ENDED
                                         ----------------------------      ----------------------------
                                           JULY 29,         JULY 31,         JULY 29,         JULY 31,
                                             2000             1999             2000             1999
                                         -----------      -----------      -----------      -----------
Sales ..............................     $   929,597      $   922,728      $ 1,848,793      $ 1,817,185

Cost of sales (exclusive of
  depreciation and amortization
  shown separately below) ..........         667,228          657,887        1,328,772        1,297,397
                                         -----------      -----------      -----------      -----------
Gross profit .......................         262,369          264,841          520,021          519,788

Selling,  general and administrative
expenses ...........................         215,621          212,243          428,336          418,762

Reorganization items ...............           4,753               --            9,887               --

Depreciation and amortization ......          19,626           18,382           38,554           36,609
                                         -----------      -----------      -----------      -----------
Operating earnings .................          22,369           34,216           43,244           64,417

Interest expense ...................         (45,700)         (40,367)         (87,836)         (79,842)
                                         -----------      -----------      -----------      -----------
Loss before income taxes ...........         (23,331)          (6,151)         (44,592)         (15,425)

Income tax provision ...............             (24)             (26)             (48)             (51)
                                         -----------      -----------      -----------      -----------
Net loss ...........................         (23,355)          (6,177)         (44,640)         (15,476)

Less: non-cash preferred stock
accretion and dividend requirements             (511)          (4,793)          (5,321)          (9,581)
                                         -----------      -----------      -----------      -----------
Net loss attributable to common
stockholder ........................     $   (23,866)     $   (10,970)     $   (49,961)     $   (25,057)
                                         ===========      ===========      ===========      ===========









           See notes to consolidated financial statements (unaudited).
                                       1

                       SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                 (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands except per share amounts)


                                                         JULY 29,       JANUARY 29,
                                                           2000            2000
                                                       -----------     ------------
ASSETS
Current assets
  Cash ...........................................     $    15,569      $    16,034
  Accounts receivable, net .......................          16,341           15,787
  Income taxes receivable ........................             418              709
  Merchandise inventories ........................         138,670          141,559
  Deferred income taxes, net .....................           2,336            2,598
  Prepaid expenses ...............................          20,942           21,183
  Due from suppliers .............................          46,334           53,975
  Other current assets ...........................          21,301           18,134
                                                       -----------      -----------
    Total current assets .........................         261,911          269,979
Property and equipment, net ......................         461,609          472,157
Deferred financing costs, net ....................          13,008           11,805
Deferred income taxes, net .......................          45,452           45,190
Other noncurrent assets ..........................          58,573           45,436
                                                       -----------      -----------
                                                       $   840,553      $   844,567
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities
  Accounts payable and book overdrafts ...........     $    76,997      $    89,434
  Current maturities of long-term debt ...........         382,939           78,982
  Accrued payroll and payroll taxes ..............          45,197           50,766
  Current portion of lease obligations ...........          22,900           25,192
  Accrued interest payable .......................           6,111           26,850
  Accrued expenses and other current liabilities .          89,148           80,058
                                                       -----------      -----------
    Total current liabilities ....................         623,292          351,282
                                                       -----------      -----------
Long-term debt ...................................              --        1,264,103
                                                       -----------      -----------
Long-term lease obligations ......................         185,060          173,289
                                                       -----------      -----------
Other noncurrent liabilities .....................         200,908          377,852
                                                       -----------      -----------
Liabilities subject to discharge and exchange ....       1,314,024               --
                                                       -----------      -----------
Redeemable securities
  Exchangeable preferred stock, $0.01 par value ..              --          111,041
                                                       -----------      -----------
   Authorized: 9,000,000 shares
   Issued and outstanding: 4,890,671 shares
   Liquidation preference, $25 per share: $122,267
Commitments and contingencies
Stockholder's deficiency
  Class A common stock, $0.01 par value ..........               7                7
   Authorized: 1,075,000 shares
   Issued and outstanding: 650,675 shares
  Class B common stock, $0.01 par value ..........               3                3
   Authorized: 1,000,000 shares
   Issued and outstanding: 320,000 shares
  Paid-in capital ................................         193,890          194,677
  Accumulated deficit ............................      (1,676,631)      (1,627,687)
                                                       -----------      -----------
    Total stockholder's deficiency ...............      (1,482,731)      (1,433,000)
                                                       -----------      -----------
                                                       $   840,553      $   844,567
                                                       ===========      ===========

           See notes to consolidated financial statements (unaudited).
                                        2

                       SUPERMARKETS GENERAL HOLDINGS CORPORATION
                                 (DEBTOR-IN-POSSESSION)
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (UNAUDITED)
                        (in thousands except per share amounts)



                                           CLASS A        CLASS B                                             TOTAL
                                           COMMON         COMMON          PAID-IN         ACCUMULATED      STOCKHOLDER'S
                                            STOCK          STOCK          CAPITAL           DEFICIT         DEFICIENCY
                                         -----------     -----------     -----------      -----------      -------------

Balance, January 30, 1999 ..........     $         7     $         3     $   196,357      $(1,578,601)     $(1,382,234)

Net loss ...........................              --              --              --          (31,871)         (31,871)

Accrued dividends on preferred stock
     ($3.52 per share) .............              --              --              --          (17,215)         (17,215)

Accretion on preferred stock .......              --              --          (1,969)              --           (1,969)

Capital contribution from SMG-II
     Holdings Corporation ..........              --              --             289               --              289
                                         -----------     -----------     -----------      -----------      -----------

Balance, January 29, 2000 ..........               7               3         194,677       (1,627,687)      (1,433,000)

Net loss ...........................              --              --              --          (44,640)         (44,640)

Accrued dividends on preferred stock
     ($0.88 per share) .............              --              --              --           (4,304)          (4,304)

Accretion on preferred stock .......              --              --          (1,017)              --           (1,017)

Capital contribution from SMG-II
     Holdings Corporation ..........              --              --             230               --              230
                                         -----------     -----------     -----------      -----------      -----------

Balance, July 29, 2000 .............     $         7     $         3     $   193,890      $(1,676,631)     $(1,482,731)
                                         ===========     ===========     ===========      ===========      ===========






           See notes to consolidated financial statements (unaudited).
                                        3

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                             26 WEEKS ENDED
                                                                          -----------------------
                                                                           JULY 29,     JULY 31,
                                                                             2000         1999
                                                                          ---------     ---------
Operating Activities
 Net loss ...........................................................     $(44,640)     $(15,476)
 Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities:
   Depreciation and amortization ....................................       41,026        38,376
   Amortization of original issue discount ..........................           89           178
   Amortization of deferred financing costs .........................        2,566         2,186
   Gain on sale or disposal of property and equipment ...............       (1,883)         (369)
   Cash provided by (used for) operating assets and liabilities:
     Accounts receivable, net .......................................         (554)        1,013
     Income taxes receivable ........................................          291          (321)
     Merchandise inventories ........................................        2,889        (4,128)
     Due from suppliers .............................................        7,641         3,454
     Other current assets ...........................................       (5,372)       (4,828)
     Noncurrent assets ..............................................      (12,638)       (2,406)
     Accounts payable ...............................................       (3,255)        1,870
     Accrued interest payable .......................................       54,140        11,250
     Accrued expenses and other current liabilities .................        3,521        (8,786)
     Noncurrent liabilities .........................................      (12,610)      (16,005)
                                                                          --------      --------
       Cash provided by operating activities ........................       31,211         6,008
                                                                          --------      --------
Investing Activities
  Property and equipment expenditures ...............................      (18,660)      (24,476)
  Proceeds from sale or disposal of property and equipment ..........        9,799           886
                                                                          --------      --------
       Cash used for investing activities ...........................       (8,861)      (23,590)
                                                                          --------      --------
Financing Activities
  (Decrease) increase in Pathmark working capital facility borrowings       (4,800)       27,600
  Repayments of the Pathmark term loan ..............................       (5,229)       (3,783)
  Repayment of other long-term debt .................................         (689)         (620)
  (Decrease) increase in book overdrafts ............................       (9,182)        5,055
  Reduction in lease obligations ....................................       (9,446)       (9,631)
  Deferred financing costs ..........................................       (3,769)         (431)
  Increase in Pathmark DIP financing facility borrowings ............       10,300            --
                                                                          --------      --------
       Cash provided by (used for) financing activities .............      (22,815)       18,190
                                                                          --------      --------
Increase (decrease) in cash .........................................         (465)          608
Cash at beginning of period .........................................       16,034         7,726
                                                                          --------      --------
Cash at end of period ...............................................     $ 15,569      $  8,334
                                                                          ========      ========

Supplemental Disclosures of Cash Flow Information
  Interest paid .....................................................     $ 31,220      $ 66,417
                                                                          ========      ========
  Income taxes paid .................................................     $     34      $    427
                                                                          ========      ========
Noncash Investing and Financing Activities
  Capital lease obligations .........................................     $ 24,436      $ 23,217
                                                                          ========      ========


           See notes to consolidated financial statements (unaudited).
                                        4

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. RESTRUCTURING PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   Historically, the cash flows that Pathmark Stores, Inc. ("Pathmark") generated from operations, supplemented by the unused borrowing capacity under the Pathmark working capital facility (the "Pathmark Working Capital Facility") and the availability of capital lease financing were sufficient to pay Pathmark's debts as they came due, provide for its capital expenditure program and meet its other cash requirements. Management evaluated its Fiscal 2000 cash flow projections and debt service requirements and based upon this evaluation, Pathmark elected not to make all of its scheduled debt payments. Pathmark's Fiscal 2000 debt requirements increase substantially over the prior year due primarily to the semi-annual interest payments of $12.1 million on the 10.75% Pathmark Junior Subordinated Deferred Coupon Notes (the "Pathmark Junior Subordinated Notes") which, for the first time, was required to be paid in cash on May 1, 2000 and the sinking fund payment of $50.0 million on the 11.625% Pathmark Subordinated Notes due 2002 (the "Pathmark Subordinated Notes") on June 15, 2000.

   On May 1, 2000, Pathmark elected not to make interest payments of $21.2 million on its $440 million of 9.625% Pathmark Senior Subordinated Notes due 2003 (the "Pathmark Senior Subordinated Notes") and $12.1 million on its Pathmark Junior Subordinated Notes. On June 15, 2000, Pathmark elected not to make interest payments of $6.0 million on its $95.6 million of 12.625% Pathmark Subordinated Debentures due 2002 (the "Pathmark Subordinated Debentures") and $11.6 million on its Pathmark Subordinated Notes. Also, on June 15, 2000, Pathmark elected not to make a sinking fund payment of $50.0 million on its Pathmark Subordinated Notes. The grace period under each of the Indentures governing the various notes has expired constituting an Event of Default under each such Indenture.

   On July 12, 2000 (the "Petition Date"), Supermarkets General Holdings Corporation (the "Company"), along with its parent company and certain of its subsidiaries, filed a voluntary petition (the "Petition") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Petition was filed in the United States Bankruptcy Court for the District of Delaware (the "Court") under case number 00-2963 through 00-2968 (the "Bankruptcy Case"). As of the Petition Date, the Company was in arrears with respect to interest on the Pathmark Senior Subordinated Notes in the amount of $37.6 million, on the Pathmark Subordinated Notes in the amount of $13.4 million, on the Pathmark Subordinated Debentures in the amount of $6.9 million, and on the Pathmark Junior Subordinated Notes in the amount of $16.9 million. The Company continues to manage its affairs and operate its business as a debtor-in-possession ("DIP") while the Bankruptcy Case is pending. The Bankruptcy Case was commenced to implement a prepackaged plan of reorganization (the "Prepackaged Plan") developed jointly with an ad hoc committee of the Company's bondholders (the "Bondholders Committee"). Members of the Bondholders Committee hold or control $445.7 million principal amount, or approximately 46% of the Company's total bond indebtedness outstanding. Over 99% of the principal amount of bond indebtedness voted agreed to accept the Prepackaged Plan.

   The Prepackaged Plan provides that, upon consummation of the reorganization, current holders of the Company's bond indebtedness will receive 100% of the opening common stock of the reorganized Pathmark (the "New Common Stock"). In addition to New Common Stock, holders of the Pathmark Subordinated Notes, the Pathmark Subordinated Debentures and the Pathmark Junior Subordinated Notes will receive ten-year warrants to purchase 15% of the diluted New Common Stock of the reorganized Pathmark (the "New Warrants"). The New Warrants will be exercisable at the opening reorganization equity value established in connection with the Prepackaged Plan. Such ownership is subject to dilution from (1) the exercise of the New Warrants, (2) the exercise of any options to purchase New Common Stock issued pursuant to the Company's long-term management incentive plan, and (3) the grant to the Chief Executive Officer of restricted New Common Stock.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. RESTRUCTURING PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE--(CONTINUED)

   Pursuant to the Prepackaged Plan and in full satisfaction of their claims,
(1) holders of the Pathmark Senior Subordinated Notes will receive 78.24% of the New Common Stock, (2) holders of the Pathmark Subordinated Notes and the Pathmark Subordinated Debentures will receive their ratable share of 18.71% of the New Common Stock and 75% of the New Warrants, (3) holders of the Pathmark Junior Subordinated Notes will receive 2.88% of the New Common Stock and 25% of the New Warrants, and (4) holders of approximately $0.98 million of the 11.625% Supermarkets General Holdings Corporation ("Holdings") Subordinated Notes due 2002, which Subordinated Notes are guaranteed by the Company, will receive 0.17% of the New Common Stock, subject to dilution as described in the preceding paragraph.

   The Prepackaged Plan provides that holders of the Company's Cumulative Exchangeable Redeemable Preferred Stock ("Exchangeable Preferred Stock") are to receive their ratable portions of $0.5 million in cash payable upon the effective date of the Prepackaged Plan.

   In connection with its financial restructuring plan, Pathmark received a commitment from The Chase Manhattan Bank for a $75 million revolving credit agreement (the "Pathmark DIP Financing Facility") in support of the Prepackaged Plan and a $600 million senior secured credit facility (the "Exit Financing"). The Pathmark DIP Financing Facility, which was approved by the Court on July 28, 2000, will enable the Company to continue normal business operations during the restructuring proceedings. The Exit Financing will be used to repay in full the existing Credit Agreement and the Pathmark DIP Financing Facility, pay expenses of the Prepackaged Plan and provide approximately $200 million of liquidity for post-reorganization operations.

   On July 13, 2000, the Court approved various "first day" requests including, among other things, the payment of prepetition claims of employees, utilities, critical trade vendors and other key constituents. The Court also granted the Company's motion to reject 16 unexpired real estate leases, related to closed stores. Under Bankruptcy Law, the Company's liability to the landlord on claims resulting from such rejections is capped at the greater of 15% of the remaining lease payments (limited to three years' lease payments) or one year's lease payments. Rejection of these leases, however, does not limit the Company's obligation with respect to damages arising from the rejection of any corresponding subleases. Outstanding claims related to these 16 rejected leases approximate $10.6 million.

   On September 7, 2000, the Court entered an order confirming the Prepackaged Plan, which is expected to become effective on or about September 19, 2000, at which point the Company will formally exit Chapter 11.

NOTE 2. ORGANIZATION AND BASIS OF PRESENTATION

   The Company, through its indirect wholly-owned subsidiary, Pathmark, operated 137 supermarkets as of July 29, 2000, primarily in the New York, New Jersey and Philadelphia metropolitan areas, and is a wholly-owned subsidiary of SMG-II Holdings Corporation ("SMG-II").

   The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended January 29, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. Since the Petition Date, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with a bankruptcy court and expect to reorganize under Chapter 11 of the Bankruptcy Code. In the opinion of management, the consolidated financial statements included herein reflect all adjustments, which are of a normal and recurring nature and are necessary to present fairly the results of operations and financial position of the Company. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended January 29, 2000.

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 2. ORGANIZATION AND BASIS OF PRESENTATION

  CONSOLIDATED STATEMENT OF OPERATIONS:
   Expenses directly attributable to the Prepackaged Plan, including employee retention bonuses and professional fees related to legal, accounting and consulting services, are expensed as incurred and reported in the consolidated statement of operations separately as reorganization items. Interest expense on bond indebtedness, as of July 29, 2000, has been accrued through the Petition Date, except for the Pathmark Senior Subordinated Notes, which has been accrued through September 19, 2000; such interest accrual is in accordance with the Prepackaged Plan, presuming the Company exits from Chapter 11 on or before September 19, 2000. Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the second quarters and six-month periods of Fiscal 2000 and Fiscal 1999; therefore, no income tax benefit has been recognized.

   CONSOLIDATED BALANCE SHEET:
    The consolidated balance sheet separately classifies liabilities subject to discharge and exchange, which refer to those impaired liabilities incurred prior to the Petition Date. The liabilities subject to discharge and exchange represent management's best estimate in connection with the Bankruptcy Case and may be subject to future adjustment depending on Court action, further developments with respect to disputed claims or other events. The liabilities subject to discharge and exchange consist of the following (dollars in thousands):

          Bond indebtedness, including accrued interest       $1,034,629 (a)
          Preferred stock, including accrued dividends           241,169 (a)
          Rejected leases on closed stores                        38,226 (b)
                                                              ----------
          Liabilities subject to discharge and exchange       $1,314,024
                                                              ==========
-------
(a)   See Note 4.
(b) Represents the liability for closed stores related to the 16 rejected leases.


NOTE 3.  LONG-TERM DEBT

   Long-term debt, excluding liabilities subject to discharge and exchange, is comprised of the following (dollars in thousands):


                                           JULY 29,            JANUARY 29,
                                             2000                 2000
                                          ----------           ----------
Pathmark Term Loan ...............        $  236,213           $  241,442
Pathmark Working Capital Facility            105,000              109,800
Pathmark DIP Financing Facility ..            10,300                   --
Industrial revenue bonds .........             8,173                8,217
Other debt (primarily mortgages) .            23,253               23,899
                                          ----------           ----------
  Subtotal .......................           382,939              383,358
Pathmark Senior Subordinated Notes                --              438,844
Pathmark Subordinated Notes ......                --              199,017
Holdings Subordinated Notes ......                --                  983
Pathmark Subordinated Debentures .                --               95,750
Pathmark Junior Subordinated Notes                --              225,133
                                          ----------           ----------
Total debt .......................           382,939(a)         1,343,085
Less: current maturities .........           382,939               78,982
                                          ----------           ----------
Long-term portion ................        $       --           $1,264,103
                                          ==========           ==========

----------
(a) As a result of the filing of the Petition, all debt has been classified as current (see Note 1).

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)

NOTE 4.  BOND INDEBTEDNESS AND PREFERRED STOCK SUBJECT TO DISCHARGE AND EXCHANGE

   Bond indebtedness subject to discharge and exchange, including accrued interest, is comprised of the following (dollars in thousands):

                                          BOND         ACCRUED
                                       INDEBTEDNESS    INTEREST         TOTAL
                                       ------------   ----------     ----------
Pathmark Senior Subordinated Notes     $  438,933     $   37,616     $  476,549
Pathmark Subordinated Notes ......        199,017         13,311        212,328
Holdings Subordinated Notes ......            983             66          1,049
Pathmark Subordinated Debentures .         95,750          6,955        102,705
Pathmark Junior Subordinated Notes        225,141         16,857        241,998
                                       ----------     ----------     ----------
Bond indebtedness subject
 to discharge and exchange........     $  959,824     $   74,805     $1,034,629
                                       ==========     ==========     ==========

   Preferred stock subject to discharge and exchange, including accrued dividends, is comprised of the following (dollars in thousands):

                                                PREFERRED   ACCRUED
                                                  STOCK     DIVIDENDS   TOTAL
                                                 --------   --------- --------
Preferred stock subject
 to discharge and exchange...................    $112,055   $129,114  $241,169
                                                 ========   ========  ========

NOTE 5. INTEREST EXPENSE

    Interest expense is comprised of the following (dollars in thousands):

                                           13 WEEKS ENDED          26 WEEKS ENDED
                                         -------------------     -------------------

                                         JULY 29,    JULY 31,    JULY 29,    JULY 31,
                                          2000         1999       2000         1999
                                         -------     -------     -------     -------
Pathmark Term Loan .................     $ 5,518     $ 4,769     $10,698     $ 9,606
Pathmark Working Capital Facility ..       2,594       1,688       4,863       2,789
Pathmark DIP Financing Facility ....          44          --          44          --
Pathmark Senior Subordinated Notes .      16,441      10,676      27,117      21,352
Pathmark Subordinated Notes ........       4,658       5,812      10,471      11,625
Pathmark Subordinated Debentures ...       2,422       3,022       5,444       6,044
Pathmark Junior Subordinated Notes .       4,750       5,748      10,811      11,344
Amortization of debt issuance costs        1,458       1,102       2,566       2,186
Lease obligations ..................       5,462       5,260      10,829      10,367
Other, net .........................       2,353       2,290       4,993       4,529
                                         -------     -------     -------     -------
Interest expense ...................     $45,700     $40,367     $87,836     $79,842
                                         =======     =======     =======     =======


NOTE 6.   COMMITMENTS AND CONTINGENCIES

   LEGAL PROCEEDINGS:
    See Note 1, "Restructuring Proceedings under Chapter 11 of the Bankruptcy Code".

   RICKEL:
    In connection with the sale of its home centers segment in Fiscal 1994, the Company, as lessor, entered into ten leases for certain of the Company's owned real estate properties, including a distribution center, with Rickel as tenant. In addition, the Company assigned 25 third-party leases to Rickel. In 1996, Rickel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, of the 35 locations leased to Rickel, 16 leases were assigned by Rickel in 1998 to Staples, Inc., 13 leases

                    SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


NOTE 6. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

have either been terminated, sold or assigned to third parties, including Rickel's distribution center which was sold by the Company during Fiscal 1998, and two leases have been rejected by the Company as part of its Prepackaged Plan. The remaining four Rickel leases, representing three sites owned by the Company and one site jointly leased with the Company, are actively being marketed by the Company.

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

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   SALES:
    Sales in the second quarter of Fiscal 2000 were $929.6 million compared to $922.7 million in the prior year, an increase of 0.7%. For the six-month period of Fiscal 2000, sales were $1,848.8 million compared to $1,817.2 million in the prior year, an increase of 1.7%. The sales increase was primarily due to new stores opened in Fiscal 2000. In addition, same store sales decreased 0.2% for the second quarter of Fiscal 2000 and increased 0.2% for the six-month period of Fiscal 2000. The Company operated 137 and 134 supermarkets at the end of the second quarters of Fiscal 2000 and Fiscal 1999, respectively.

   GROSS PROFIT:
    Gross profit in the second quarter of Fiscal 2000 was $262.4 million or 28.2% of sales compared with $264.8 million or 28.7% of sales in the prior year. For the six-month period of Fiscal 2000, gross profit was $520.0 million or 28.1% of sales compared to $519.8 million or 28.6% for the prior year. The decrease in gross profit of $2.4 million for the second quarter of Fiscal 2000 compared to the prior year was primarily due to higher shrink. The increase in gross profit of $0.2 million for the six-month period of Fiscal 2000 compared to the prior year was primarily due to higher sales, offset by higher shrink and promotional expenses. The cost of goods sold comparisons were affected by a pretax LIFO charge of $0.4 million in each of the second quarters of Fiscal 2000 and Fiscal 1999 and a pretax LIFO charge of $0.8 million in each of the six-month periods of Fiscal 2000 and Fiscal 1999, respectively.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):
    SG&A in the second quarter of Fiscal 2000 increased $3.4 million or 1.6% compared to the prior year and $9.6 million or 2.3% in the six-month period of Fiscal 2000 compared to the prior year. The increase in SG&A for the second quarter and six-month period of Fiscal 2000 compared to the prior year was primarily due to higher store labor and labor-related expenses. Included in the six-month periods were gains on the sale of certain real estate of $1.8 million and $0.4 million in Fiscal 2000 and Fiscal 1999, respectively. As a percentage of sales, SG&A was 23.2% in the second quarter and the six-month period of Fiscal 2000, compared to 23.0% in the second quarter and the six-month period of Fiscal 1999.

   REORGANIZATION ITEMS:
    Reorganization items in the second quarter and the six-month period of Fiscal 2000 were $4.8 million and $9.9 million, respectively. Such items, which are expensed as incurred, primarily consist of employee retention bonuses and professional fees related to legal, accounting and consulting services directly attributable to the Prepackaged Plan.

   DEPRECIATION AND AMORTIZATION:
    Depreciation and amortization of $19.6 million in the second quarter of Fiscal 2000 was $1.2 million higher than the $18.4 million in the prior year primarily due to property and equipment additions. For the six-month period of Fiscal 2000, depreciation and amortization of $38.6 million was $2.0 million higher than the $36.6 million in the prior year primarily due to property and equipment additions. Depreciation and amortization excludes video tape amortization, which is recorded in cost of goods sold, of $0.2 million and $0.8 million in the second quarters of Fiscal 2000 and Fiscal 1999, respectively, and $2.2 million and $1.6 million in the six-month periods of Fiscal 2000 and Fiscal 1999, respectively.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


   OPERATING EARNINGS:
    Operating earnings in the second quarter of Fiscal 2000 were $22.4 million compared with the prior year of $34.2 million. For the six-month period of Fiscal 2000, operating earnings were $43.2 million compared with $64.4 million in the prior year. The decrease in operating earnings in the second quarter of Fiscal 2000 compared to the prior year was due to lower gross margin, higher SG&A, reorganization items and higher depreciation and amortization expense. The decrease in operating earnings in the six-month period of Fiscal 2000 compared to the prior year was due to higher SG&A, reorganization items and higher depreciation and amortization expense, partially offset by higher gross profit.

   INTEREST EXPENSE:
    Interest expense was $45.7 million in the second quarter of Fiscal 2000 compared to $40.4 million in the prior year and $87.8 million for the six-month period of Fiscal 2000 compared to $79.8 million in the prior year. The increase in interest expense in the second quarter and the six-month period of Fiscal 2000 compared to the prior year was primarily due to higher rates on borrowings under the Parthmark Term Loan and higher levels of borrowings and higher rates under the Pathmark Working Capital Facility. Interest expense on bond indebtedness, as of July 29, 2000, has been accrued through the Petition Date, except for the Pathmark Senior Subordinated Notes, which has been accrued through September 19, 2000; such interest accrual is in accordance with the allocations set forth in the Prepackaged Plan, presuming the Company exits Chapter 11 on or about September 19, 2000.

   INCOME TAXES:
    Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a valuation allowance related to the income tax benefit for the first and second quarters of Fiscal 2000 and Fiscal 1999; therefore, no income tax benefit has been recognized. The Company believes that it is more likely than not that the net deferred income tax asset of $47.8 million at July 29, 2000 will be realized through the implementation of tax strategies which could generate taxable income. During the six-month period of Fiscal 2000, the Company made income tax payments of $0.03 million and received income tax refunds of $0.4 million. During the six-month period of Fiscal 1999, the Company made income tax payments of $0.4 million and received income tax refunds of $0.03 million.

   SUMMARY OF OPERATIONS:
    The Company's net loss in the second quarter of Fiscal 2000 was $23.3 million compared to a net loss of $6.2 million for the prior year. For the six-month period of Fiscal 2000, the Company's net loss was $44.6 million compared to a net loss of $15.4 million in the prior year. The increase in net loss in the second quarter and six-month period of Fiscal 2000 compared to the prior year was primarily due to lower operating earnings and higher interest expense.

   COMPREHENSIVE INCOME:
    The Company has no items of comprehensive income other than net income and, accordingly, the total comprehensive loss is the same as the reported net loss for all periods presented.

   EBITDA-FIFO:
    EBITDA-FIFO was $47.5 million and $53.9 million in the second quarters of Fiscal 2000 and Fiscal 1999, respectively and $93.2 million and $103.2 million for the six-month period of Fiscal 2000 and Fiscal 1999, respectively. EBITDA-FIFO represents net earnings before interest expense, income taxes, depreciation and amortization, reorganization items, the gain on sale of certain real estate and the LIFO charge. EBITDA-FIFO is a widely accepted financial indicator of a company's ability to service and/or incur debt. EBITDA-FIFO should not be construed as an alternative to, or a better indicator of, operating earnings or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


FINANCIAL CONDITION

   DEBT SERVICE:
   During the second quarter of Fiscal 2000, total debt, excluding bond indebtedness subject to discharge and exchange, decreased $0.4 million from Fiscal 1999 year end due to reductions in the Pathmark Term Loan and the Pathmark Working Capital Facility, partially offset by the Pathmark DIP Financing Facility. Borrowings under the Pathmark Working Capital Facility and the Pathmark DIP Financing Facility were $105.0 million and $10.3 million, respectively at July 29, 2000 and $105.0 million and $6.2 million, respectively at September 6, 2000. In addition, during the six-month period of Fiscal 2000, total lease obligations increased $9.5 million from Fiscal 1999 year end.

    The indebtedness under the Pathmark Term Loan, the Pathmark Working Capital Facility and the Pathmark DIP Financing Facility bear interest at floating rates and, therefore, cash interest payments on that indebtedness may vary. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements if deemed appropriate.

   LIQUIDITY:
   Historically, the cash flows that Pathmark generated from operations, supplemented by the unused borrowing capacity under the Pathmark Working Capital Facility and the availability of capital lease financing were sufficient to pay Pathmark's debts as they came due, provide for its capital expenditure program and meet its other cash requirements. Management evaluated its Fiscal 2000 cash flow projections and debt service requirements and based upon this evaluation, Pathmark elected not to make all of its scheduled debt payments. Pathmark's Fiscal 2000 debt requirements increase substantially over the prior year due primarily to the semi-annual interest payments of $12.1 million on the Pathmark Junior Subordinated Notes which, for the first time, was required to be paid in cash on May 1, 2000 and the sinking fund payment of $50.0 million on the Pathmark Subordinated Notes on June 15, 2000.

   On May 1, 2000, Pathmark elected not to make interest payments of $21.2 million on its $440 million of Pathmark Senior Subordinated Notes and $12.1 million on its Pathmark Junior Subordinated Notes. On June 15, 2000, Pathmark elected not to make interest payments of $6.0 million on its $95.6 million of Pathmark Subordinated Debentures and $11.6 million on its Pathmark Subordinated Notes. Also, on June 15, 2000, Pathmark elected not to make a sinking fund payment of $50.0 million on its Pathmark Subordinated Notes. The grace period under each of the Indentures governing the various notes has expired constituting an Event of Default under each such Indenture.

   On the Petition Date, the Company, along with its parent company and certain of its subsidiaries, filed a Petition under the Bankruptcy Code. The Petition was filed in the Court under the Bankruptcy Case. As of the Petition Date, the Company was in arrears with respect to interest on the Pathmark Senior Subordinated Notes in the amount of $37.6 million, on the Pathmark Subordinated Notes in the amount of $13.4 million, on the Pathmark Subordinated Debentures in the amount of $6.9 million, and on the Pathmark Junior Subordinated Notes in the amount of $16.9 million. The Company continues to manage its affairs and operate its business as a DIP while the Bankruptcy Case is pending. The Bankruptcy Case was commenced to implement the Prepackaged Plan developed jointly with the Bondholders Committee. Members of the Bondholders Committee hold or control $445.7 million principal amount, or approximately 46% of the Company's total bond indebtedness outstanding. Over 99% of the principal amount of bond indebtedness voted agreed to accept the Prepackaged Plan.

   The Prepackaged Plan provides that, upon consummation of the reorganization, current holders of the Company's bond indebtedness will receive 100% of the New Common Stock. In addition to New Common Stock, holders of the Pathmark Subordinated Notes, the Pathmark Subordinated Debentures and the Pathmark Junior Subordinated Notes will receive the New Warrants. The New Warrants will be exercisable at the opening reorganization equity value established in

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


connection with the Prepackaged Plan. Such ownership is subject to dilution from (1) the exercise of the New Warrants, (2) the exercise of any options to purchase New Common Stock issued pursuant to the Company's long-term management incentive plan, and (3) the grant to the Chief Executive Officer of restricted New Common Stock.

   Pursuant to the Prepackaged Plan and in full satisfaction of their claims,
(1) holders of the Pathmark Senior Subordinated Notes will receive 78.24% of the New Common Stock, (2) holders of the Pathmark Subordinated Notes and the Pathmark Subordinated Debentures will receive their ratable share of 18.71% of the New Common Stock and 75% of the New Warrants, (3) holders of the Pathmark Junior Subordinated Notes will receive 2.88% of the New Common Stock and 25% of the New Warrants, and (4) holders of approximately $0.98 million of the Holdings Subordinated Notes due 2002, which Subordinated Notes are guaranteed by the Company, will receive 0.17% of the New Common Stock, subject to dilution as described in the preceding paragraph.

   The Prepackaged Plan provides that holders of the Exchangeable Preferred Stock are to receive their ratable portions of $0.5 million in cash payable upon the effective date of the Prepackaged Plan.

   In connection with its financial restructuring plan, Pathmark received a commitment from The Chase Manhattan Bank for the Pathmark DIP Financing Facility in support of the Prepackaged Plan and the Exit Financing. The Pathmark DIP Financing Facility, which was approved by the Court on July 28, 2000, will enable the Company to continue normal business operations during the restructuring proceedings. The Exit Financing will be used to repay in full the existing Credit Agreement and the Pathmark DIP Financing Facility, pay expenses of the Prepackaged Plan and provide approximately $200 million of liquidity for post-reorganization operations.

   On July 13, 2000, the Court approved various "first day" requests including, among other things, the payment of prepetition claims of employees, utilities, critical trade vendors and other key constituents. The Court also granted the Company's motion to reject 16 unexpired real estate leases, related to closed stores. Under Bankruptcy Law, the Company's liability to the landlord on claims resulting from such rejections is capped at the greater of 15% of the remaining lease payments (limited to three years' lease payments) or one year's lease payments. Rejection of these leases, however, does not limit the Company's obligation with respect to damages arising from the rejection of any corresponding subleases. Outstanding claims related to these 16 rejected lease approximate $10.6 million.

   On September 7, 2000, the Court entered an order confirming the Prepackaged Plan, which is expected to become effective on or about September 19, 2000, at which point the Company will formally exit Chapter 11.

   PREFERRED STOCK DIVIDENDS:
   The terms of the Company's Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of the Petition Date, the unpaid dividends of $129.1 million were accrued and included in liabilities subject to discharge and exchange.

   CAPITAL EXPENDITURES:
   Capital expenditures for the second quarter of Fiscal 2000, including property acquired under capital leases, were $21.3 million compared to $21.7 million for the prior year and for the six-month period of Fiscal 2000 were $43.1 million compared to $47.7 million for the prior year. During the six-month period of Fiscal 2000, the Company opened three new stores, closed one store and completed one store enlargement. During the remainder of Fiscal 2000, the Company expects to open one additional store and complete up to an aggregate of 25 renovations and enlargements. Capital expenditures for Fiscal 2000, including property to be acquired under capital leases are estimated to be $100 million.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


Management believes that cash flows generated from operations, supplemented by the unused borrowing capacity under the DIP Financing Facility and Exit Financing and the availability of capital lease financing, will be sufficient to provide for the Company's capital expenditure program, subject to the successful completion of its financial restructuring plan.

   CASH FLOWS:
   Cash provided by operating activities was $31.2 million in the second quarter of Fiscal 2000 compared to $6.0 million in the prior year. The change in cash flow from operating activities was primarily due to the increase in the net loss, the reduction in cash interest paid due to the Prepackaged Plan, partially offset by the decrease in cash used for other operating assets and liabilities. Cash used for investing activities was $8.9 million in the six-month period of Fiscal 2000 compared to $23.6 million in the prior year. The change in cash flow from investing activities was primarily due to a decrease in expenditures for property and equipment and an increase in proceeds from property sales or disposals. Cash used for financing activities was $22.8 million in the six-month period of Fiscal 2000 compared to cash provided by financing activities of $18.2 million in the prior year. The change in cash flow from financing activities was primarily due to the impact of the Prepackaged Plan.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. The Company has not determined the impact, if any, that the adoption of SFAS No. 133 and SFAS No. 138 will have on its financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, and is effective for the Company in the quarter ending February 3, 2001. The Company continues to study SAB No. 101, however it is anticipated that its adoption will not affect the Company's financial position or results of operations.

FORWARD-LOOKING INFORMATION

   The matters discussed herein, with the exception of historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For additional information about the Company and its various risk factors, see the Company's Form 10-K dated January 29, 2000, as filed with the Securities and Exchange Commission on April 28, 2000 and its Form 10-Q dated April 29, 2000, as filed on June 13, 2000 and other documents as filed with the Securities and Exchange Commission.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Pathmark Term Loan and borrowing activities under the Pathmark Working Capital Facility and the Pathmark DIP Financing Facility. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Part 1, Note 1, "Restructuring Proceedings under Chapter 11 of the Bankruptcy Code", incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   The terms of the Company's Exchangeable Preferred Stock provide for cumulative quarterly dividends at an annual rate of $3.52 per share, when, and if declared by the Board of Directors of the Company. Dividends for the first 20 quarterly dividend periods (through October 15, 1992) were paid at the Company's option in additional shares of Exchangeable Preferred Stock. Since January 15, 1993, all dividends not paid in cash will cumulate at the rate of $3.52 per share per annum, without interest, until declared and paid. As of the Petition Date, unpaid dividends were $129.1 million.

   On May 1, 2000, the Company elected not to make interest payments of $21.2 million on its $440 million of 9.625% Pathmark Senior Subordinated Notes due 2003 ("Pathmark Senior Subordinated Notes") and $12.1 million on its $225 million of 10.75% Pathmark Junior Subordinated Deferred Coupon Notes due 2003 ("Pathmark Junior Subordinated Notes"). On June 15, 2000, the Company elected not to make interest payments of $6.0 million on its $95.6 million of 12.625% Pathmark Subordinated Debentures due 2002 (the "Pathmark Subordinated Debentures") and $11.6 million on its $199.0 million of 11.625% Pathmark Subordinated Notes due 2002 (the "Pathmark Subordinated Notes"). Also, on June 15, 2000, the Company elected not to make a sinking fund payment of $50.0 million with respect to the Pathmark Subordinated Notes. The grace period under each of the Indentures governing the various notes has expired constituting an Event of Default under each such Indenture. Additionally, on July 12, 2000, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code which also constitutes an Event of Default under each of the abovementioned securities. On the date hereof, the Company was in arrears with respect to interest on the Pathmark Senior Subordinated Notes in the amount of $37.6 million, on the Pathmark Subordinated Notes in the amount of $13.4 million, on the Pathmark Subordinated Debentures in the amount of $6.9 million, and on the Pathmark Junior Subordinated Notes in the amount of $16.9 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBIT:

      Exhibit 27 -- Financial Data Schedule

  (b) REPORTS ON FORM 8-K: A current report on Form 8-K was filed on July 21, 2000, reporting that the Company had filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

                   SUPERMARKETS GENERAL HOLDINGS CORPORATION
                             (DEBTOR-IN-POSSESSION)


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUPERMARKETS GENERAL HOLDINGS CORPORATION





                                   BY            /S/ FRANK VITRANO
                                        ----------------------------------------
                                                  (FRANK VITRANO)
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER





                                   BY           /S/ JOSEPH ADELHARDT
                                        ----------------------------------------
                                                 (JOSEPH ADELHARDT)
                                          SENIOR VICE PRESIDENT AND CONTROLLER,
                                              CHIEF ACCOUNTING OFFICER










DATE: September 12, 2000